Form 10-Q
period 1996-03-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1996-05-06
CIK 889187

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1996

                       Commission File Number 34-0-20400

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.


    Michigan                                     38-2986640
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

26500 Northwestern Highway, Suite 400, Southfield, Michigan        48076
            (Address of principal offices)                       (Zip Code)


Registrant's telephone number, including area code:  (810) 353-1450

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----     -----

Number of shares of common stock, no par value, outstanding as of April 30, 1996: 6,451,642.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

                                     INDEX


                                                                     Page No.

Part I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                           3
          at March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of                            4
          Income for the three months ended
          March 31, 1996 and 1995

          Condensed Consolidated Statements of                            5
          Cash Flows for the three months ended
          March 31, 1996 and 1995

          Notes to Condensed Consolidated Financial                       6
          Statements

Item 2.   Management's Discussion and Analysis of                         9
          Financial Condition and Results of
          Operations


Part II.  OTHER INFORMATION                                              15


Item 6.   Exhibits and Reports on Form 8-K

                         PART 1 - FINANCIAL INFORMATION


Item I. Financial Statements

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                        March 31,   December 31,
                                                          1996         1995
                                                        ---------   ------------
         ASSETS
Current assets:
  Cash and cash equivalents                              $ 3,060       $   999
  Accounts receivable, net of allowance for contractual
     adjustments and uncollectible accounts of $9,239
     and $8,580 at March 31, 1996 and
      December 31, 1995, respectively                     12,327        12,405
  Inventory                                                1,202         1,072
  Prepaid expenses and other                               3,530         3,660
                                                         -------       -------
       Total current assets                               20,119        18,136

Property and equipment, net                               10,043         9,062
Intangible assets, net                                    36,275        36,790
Other assets                                               1,473           578
                                                         -------       -------
       Total assets                                      $67,910       $64,566
                                                         =======       =======


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $ 3,018       $ 4,412
  Accounts payable                                         4,787         5,739
  Accrued liabilities                                      3,342         4,855
                                                         -------       -------
      Total current liabilities                           11,147        15,006

Long-term debt, net of current portion                    19,843        12,443
Other liabilities                                          3,143         3,149
                                                         -------       -------
       Total liabilities                                  34,133        30,598
                                                         -------       -------

Common stock, no par; 20,000,000 shares
   authorized; 6,403,853 shares
   issued and outstanding                                 32,371        32,242
Retained earnings                                          1,406         1,726
                                                         -------       -------
       Total stockholders' equity                         33,777        33,968
                                                         -------       -------
         Total liabilities and
         stockholders' equity                            $67,910       $64,566
                                                         =======       =======



                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                  Three Months Ended
                                                      March 31,
                                              1996               1995
                                             -------            -------
Net laboratory service revenue:
   Fee-for-service                           $10,886            $12,860
   Managed care                                4,668              4,251
                                             -------            -------
     Total net revenue                        15,554             17,111

Operating expenses:
   Laboratory                                 10,297             10,744
   Selling, general and administrative         3,272              3,829
   Provision for doubtful accounts               914                801
   Depreciation                                  573                518
   Amortization                                  538                517
                                             -------            -------
    Total operating expenses                  15,594             16,409
                                             -------            -------
Operating income (loss)                          (40)               702
Interest expense                                 413                399
Other income, net                                (33)               (40)
                                             -------            -------
Income (loss) before income taxes               (420)               343
Income taxes  (benefit)                         (100)               158
                                             -------            -------
Net income (loss)                           ($   320)           $   185
                                             =======            =======

Net income per share                        ($  0.05)           $  0.03
Average shares outstanding  and
    common equivalent shares                   6,371              6,368





                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                         Three Months Ended
                                                             March 31,
                                                         1996         1995
                                                      ---------    ---------
Net cash provided by (used in) operating activities   ($ 1,448)    $   380
                                                       -------     -------
Cash flows from investing activities:
   Purchase of property and equipment                     (984)       (276)
   Other investing activities                               (7)          -
                                                       -------     -------
       Net cash used in investing activities              (991)       (276)
                                                       -------     -------

Cash flows from financing activities:
   Payments on long-term debt                           (7,723)     (1,305)
   Long-term/Short-term borrowings                       1,000         600
   Proceeds from issuance of Convertible Debenture      12,000           -
   Payments of financing costs                            (907)          -
   Other financing activities                              130         (31)
                                                       -------     -------
        Net cash provided by (used in)
        financing activities                             4,500        (736)
                                                       -------     -------

Net increase (decrease) in cash and cash equivalents     2,061        (632)
Cash and cash equivalents, beginning of period             999       1,290
                                                       -------     -------
Cash and cash equivalents, end of period               $ 3,060     $   658
                                                       =======     =======





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations are not necessarily indicative of the results which may be expected for the full year.

Certain amounts included in the financial statements for the quarter ended March 31, 1995 have been reclassified to conform with the presentation of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Income Taxes

The effective income tax rate of 23.8% for the three months ended March 31, 1996 is less than the statutory of 34% principally due to non-deductible goodwill.

3.  Earnings Per Share

Earnings per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the assumed exercise of outstanding stock options and warrants.

4.  Long-term debt

On February 20, 1996, the Company completed an offering of $12,000,000 principal amount of 8.25% Convertible Subordinated Debentures (the "Debentures") due February 1, 2006. Interest is payable semi-annually on each February 1 and August 1, commencing August 1, 1996, with interest accruing from the date of issuance. The Debentures are convertible, at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $4.375 per share, subject to adjustment in certain events. The net proceeds received by the Company from the sale of the Debentures was approximately $11 million after deducting offering fees and expenses. The Company used $2.5 million of the net proceeds to repay a $2.5 million note payable to a wholly owned subsidiary, pursuant to a repayment plan with the State of Michigan Insurance
Bureau. The Company used the remainder of the net proceeds as follows: $2.0 million was used to reduce the amount outstanding under the term loan, $0.5 million was used to repay the amounts outstanding under the supplement line of credit and the remainder was used to reduce the amount outstanding on the revolving line of credit and for general working capital purposes.

As of December 31, 1995, the Company had a credit facility which included a $4.1 million term loan, an $8.0 million revolving line of credit and a $1.0 million supplemental revolving line of credit. Following the completion of the Debenture Offering, the borrowing limit on the revolving line of credit was reduced to $5.5 million and a $2.5 million acquisition line of credit was included in the facility. Borrowing levels under the revolving line of credit are based on accounts receivable balances. The credit facility requires the maintenance of certain financial ratios. These ratios were amended in March 1996 to require the Company to maintain certain cash flow coverage ratios from 1.25 to 1 to .75 to 1 through March 31, 1996, from 1.25 to 1 to 1.10 to 1 through June 30, 1996, which were revised and which will be 1.25 to 1 for periods thereafter; funded debt (excluding the Debentures) to cash flow of not greater than 3 to 1; and a working capital current ratio of 1.5 to 1. In addition the Company is required to maintain a $1.0 million restricted account with the lender, which can only be withdrawn by the lender to make payments to the lender or interest payments on the Debenture. Borrowings under the acquisition line are at the discretion of the bank, may be secured or unsecured and may be requested by the Company only if it maintains a cash flow coverage ratio of 1.25 to 1. The credit facility bears interest from 0.5% below to 1.25% above the prime rate, based on the Company's achievement of certain cash flow ratios. At March 31, 1996, the interest rate under the facility was 8.50%.

5.   Contingencies

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to compliance reviews conducted by two of its largest third-party payors. The ultimate effect, if any, of these compliance revenues cannot be determined at this time and no liability has been accrued by the Company.

The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for 1991-1994. This period includes the acquisition of the business of MML, Inc. ("MML") Although no deficiencies have been asserted, the IRS may propose adjustments that could have a material adverse effect on the consolidated financial position and results of operations of the Company.

In connection with the acquisition of MML, the Company has agreed to indemnify MML and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, MML and its shareholders received notices of deficiency from the IRS.
The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and intends to vigorously defend its position. However, there can be no assurance that the Company will resolve this dispute with the IRS in a manner favorable to the Company. The failure to resolve the dispute with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its indemnification liability, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of MML's dispute with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.


                                                  Three Months Ended
                                                       March 31,
                                                 1996            1995
                                                ------          ------
Fee-for-service                                  70.0%           75.2%
Managed care                                     30.0%           24.8%
                                                ------          ------
Total net revenue                               100.0%          100.0%
Laboratory expenses                              66.2%           62.8%
Selling, general and administrative expenses     21.0%           22.4%
Provision for doubtful accounts                   5.9%            4.6%
Depreciation and amortization                     7.1%            6.1%
                                                ------          ------
Operating income (loss)                          -0.2%            4.1%
Interest expense                                  2.7%            2.3%
Other income, net                                -0.2%           -0.2%
Income taxes                                     -0.6%            0.9%
                                                ------          ------
Net income (loss)                                -2.1%            1.1%
                                                ======================

EBITDA*                                           6.9%           10.2%

                                                ======================

Net cash provided by operating activities**      -9.3%            2.2%
                                                ======================


* EBITDA represents earnings before interest, taxes, depreciation, amortization and other (income) expense. The Company and laboratory industry analysts use EBITDA as a method of measuring and comparing the financial performance of clinical laboratory companies, many of which were formed by combining with and acquiring other clinical laboratory companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

* * Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Condensed Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

Net Revenue. The Company's net revenue is generated from managed care laboratory programs with major employers, union and government benefit plans, and from traditional laboratory fee-for-service business. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Covered Person's physician of choice and in some cases, certain medical equipment and appliances. In the fee-for-service business, the Company charges a fee based upon the type of test requested by the patient's physician.

Total net revenue was $15.6 million in the first quarter of 1996, compared to $17.1 million in the first quarter of 1995. Increases in managed care revenue over the prior year quarter were offset principally by a reduction in fee-for-service accessions resulting from the elimination of testing facilities and the impact of the weather.

Managed care revenue increased to $4.7 million for the first quarter of 1996 from $4.3 million for the first quarter of 1995, an increase of $0.4 million, or 9.8%. This increase is due to new programs that commenced in 1995, partially offset by the impact of fee reductions in an existing program upon renewal. As a percentage of total net revenue, managed care revenue increased from 24.8% for the first quarter of 1995 to 30.0% for the first quarter of 1996. This increase is primarily due to declines in fee-for-service revenue as discussed below and, to a lesser extent, new programs that commenced in 1995.

Fee-for-service revenue was $10.9 million for the first quarter of 1996 compared to $12.9 million for the first quarter of 1995. Fee-for-service revenue for the first quarter of 1996 was down 15.4% as compared to the same quarter last year, primarily due to a 9.2% decline in fee-for-service accessions. The decline in accessions is principally due to lost accessions resulting from the elimination of testing facilities and, to a lesser extent, the impact of the weather. Declines in fee-for-service revenue per accession, principally due to changes in payor and test mix, also contributed to the declines in fee-for-service revenue.

The Company's fee-for-service net revenue continues to be negatively impacted in 1996 by a number of factors, including customer attrition resulting from recent cost reduction efforts as described above, the shift toward managed care alternatives, reductions in reimbursement levels on certain of its laboratory tests primarily due to reimbursement changes instituted by the Company's third-party payors beginning in August 1993 and changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally.

The Company's clinical laboratory testing operations are partially affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by Managed Care revenues which are not affected by seasonal trends.

Laboratory Expenses. Laboratory expenses decreased from $10.7 million for the first quarter of 1995 to $10.3 million for the first quarter of 1996, a decrease of $.4 million, or 4.2%. This decrease is principally due to lower accessions, as discussed above. As a percentage of net revenue, laboratory expenses increased from approximately 62.8% for the first quarter of 1995 to 66.2% for the first quarter of 1996. The Company attributes this increase principally to the decrease in net revenue per accession without a corresponding decrease in laboratory expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $3.8 million for the first quarter of 1995 to $3.3 million for the first quarter of 1996, a decrease of $.5 million, or 14.6%. As a percentage of net revenue, selling, general and administrative expenses decreased from 22.4% for the first quarter of 1995 to 21.0% for the first quarter of 1996. These decreases are primarily due to the cost reduction programs initiated during 1995 and 1996.

Provision for Doubtful Accounts.   The provision for doubtful accounts
increased from $.8 million in the first quarter of 1995 to $.9 million in the first quarter of 1996. The increase of $.1 million, or 14%, was mainly due to increases in direct patient billings. As a percentage of net revenue, the provision for doubtful accounts increased from 4.7% in the year earlier quarter to 5.9% for the current quarter, mainly due to increases in direct patient billings.

EBITDA. EBITDA was $1.0 million or 6.9% of net revenue for the first quarter of 1996, compared to $1.7 million, or 10.2% of net revenue for the first quarter of 1995. The Company attributes these decreases principally to the fee-for-service revenue reductions discussed above.

Income Taxes. The effective income tax benefit of 23.8% for the three months ended March 31, 1996 is less than the statutory rate of 34% principally due to non-deductible goodwill.

Liquidity and Capital Resources

The Company's working capital ratio increased to 1.8 to 1 at March 31, 1996 from 1.2 to 1 at December 31, 1995. Working capital increased to $9.0 million at March 31, 1996 from $3.1 million at December 31, 1995. These increases resulted primarily from the completion of the

Company's public offering of $12.0 million principal amount of its 8.25% Convertible Subordinated Debentures due 2006 (the "Debentures"), described below. Included in cash and cash equivalents at March 31, 1996 is $2.5 million in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was $(1.4) million for the first quarter of 1996 compared to $.4 million for the year-earlier quarter, principally due to the decrease in net revenue as described above. Days outstanding in accounts receivable were 99 days at March 31, 1996, compared to 97 days at December 31, 1995. These levels remain high primarily as a result of patient information not provided by the customer, causing unbilled accounts, which represent 14 days of the days outstanding at March 31, 1996. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

On February 20, 1996, the Company completed the public offering of $12.0 million principal amount of Convertible Subordinated Debentures (the "Debenture Offering"). The Debentures bear interest at a rate of 8.25% per annum, payable semi-annually beginning August 1, 1996, and the principal amount of the Debentures is payable in full on February 1, 2006. The Debentures are redeemable by the Company during their term, but may be redeemed by the Company prior to February 1, 1999 only under certain circumstances. In addition, under certain circumstances (generally involving a change in control of the Company or a sale of the Company's managed care business), the Company may be required to redeem the Debentures. The Debentures are convertible into shares of Common Stock at a price of $4.375 per share.

The Company realized net proceeds of approximately $11.0 million from the Debenture Offering, which was used as follows: $2.5 million was used to repay an intercompany note to one of its wholly owned subsidiaries pursuant to a repayment plan with the State of Michigan Insurance Bureau, $2.0 million was used to reduce the amount outstanding under the term loan, $0.5 million was used to repay the amount outstanding under the supplemental line of credit and the remainder was used to reduce the amount outstanding on the revolving line of credit and for general working capital purposes. All available borrowings under the revolving line of credit were utilized at March 31, 1996.

The ratio of debt to capital was 40.4% at March 31, 1996, compared to 33.2% at
December 31, 1995.   This increase is principally due to the issuance of the
Debentures.

The Company expects to incur capital expenditures of approximately $2.0 million during the remainder of 1996 for new data processing and laboratory equipment.

The Company expects to fund its working capital needs, capital expenditures required for the of operation of its business and debt service requirements from future operating cash flow. The Company is attempting to generate increased levels of operating cash flow in future periods through increased collection of unbilled and billed accounts receivable, primarily as a result of the development and implementation of new computer programs designed to improve the efficiency of the Company's collection process. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate increased levels of operating cash flow involves a number of uncertainties. For example, any such increases in operating cash flow generated from improvements in the collection process may be more than offset by decreases in revenues, particularly if third-party reimbursement levels continue to decrease or the Company continues to experience declines in accessions or fee-for-service revenue per accession as described above under " - Results of Operations - Net Revenue". In addition, the Company may not be able to develop and implement the new computer programs needed to improve the efficiency of the Company's collection process in a timely fashion or at all. In the event that the Company is not able to generate increased levels of operating cash flow as anticipated, the Company may need to seek additional financing to meet its operating cash needs.

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to
compliance reviews conducted by two of its largest third-party payors.   The
ultimate affect, if any, of these compliance reviews can not be determined at this time and no liability has been accrued by the Company.

The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for 1991 - 1994. This period includes the acquisition of the business of MML, Inc. ("MML"). Although no deficiencies have been asserted, the IRS may propose adjustments that could have a material adverse effect on the consolidated financial position and results of operations of the Company.

In connection with the acquisition of MML, the Company has agreed to indemnify MML and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, MML and its shareholders received notices of deficiency from the IRS. The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and intends to vigorously defend its position. However, there can be no assurance that the Company will resolve this dispute with the IRS in a manner favorable to the Company. The failure to resolve the dispute with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its indemnification liability, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of MML's dispute with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal

Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments.

                           PART II. OTHER INFORMATION




Item 6.         Exhibits and Reports on Form 8-K

(a)             Exhibits

                10.1  Fourth Amendment to the 1992
                      Stock Option Plan

                27    Financial Data Schedule


(b)             Reports on Form 8-K.

                On each of January 4, 1996 and January 16, 1996, the Company filed a Current Report on Form 8-K which disclosed information under Item 5 and contained no financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                 ---------------------------------------------
                                  (Registrant)



Date:  May 6, 1996                  By: /s/Eugene  E. Jennings
                                        ---------------------------
                                        Eugene E. Jennings
                                        Chairman of the Board, President and
                                        Chief Executive Officer





Date:  May 6, 1996                  By: /s/ Alan S. Ker
                                        ---------------------------
                                        Alan S. Ker
                                        Vice President, Finance,
                                        Chief Financial Officer, Treasurer
                                        and Assistant Secretary

                                EXHIBIT INDEX

Exhibit
  No.                            Description                          Page
- - -------                          -----------                          ----
 10.1                  Fourth Amendment to the 1992
                       Stock Option Plan

 27                    Financial Data Schedule