Form 10-Q
period 1996-06-30
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1996-08-14
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996          Commission File Number 34-0-20400


                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.




          Michigan                                    38-2986640
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

ATTN:  Alan S. Ker, Chief Financial Officer
26500 Northwestern Hwy., Suite 400, Southfield, Michigan           48076
(Address of principal offices)                                   (Zip Code)


Registrant's telephone number, including area code: (810) 358-0810


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ----     ----
Number of shares of common stock, no par value, outstanding as of July 31, 1996: 6,532,552.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

                                     INDEX


                                                               Page No.

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                          3
         at June 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of                           4
         Income for the three and six months ended
         June 30, 1996 and 1995

         Condensed Consolidated Statements of                           5
         Cash Flows for the six months ended
         June 30, 1996 and 1995

         Notes to Condensed Consolidated Financial                      6
         Statements

Item 2.  Management's Discussion and Analysis of                        9
         Financial Condition and Results of
         Operations


Part II. OTHER INFORMATION                                              15

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K                               16

                         PART 1 - FINANCIAL INFORMATION


Item I. Financial Statements

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                         June 30,      December 31,
                                                           1996           1995
                                                       ------------   --------------
      ASSETS
Current assets:
  Cash and cash equivalents                                $  2,890        $    999
  Restricted Cash                                             1,013               0
  Accounts receivable, net of allowance for contractual
     adjustments and uncollectible accounts of $9,087
     and $8,580 at June 30, 1996 and
      December 31, 1995, respectively                        10,114          12,405
  Inventory                                                   1,081           1,072
  Prepaid expenses and other                                  3,578           3,660
                                                           --------        --------
       Total current assets                                  18,676          18,136

Property and equipment, net                                   9,670           9,062
Intangible assets, net                                       35,751          36,790
Other assets                                                  1,452             578
                                                           --------        --------
       Total assets                                        $ 65,549        $ 64,566
                                                           ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                        $  2,847        $  4,412
  Accounts payable                                            5,063           5,739
  Accrued liabilities                                         4,905           4,855
                                                           --------        --------
      Total current liabilities                              12,815          15,006

Long-term debt, net of current portion                       19,274          12,443
Other liabilities                                             2,007           3,149
                                                           --------        --------
       Total liabilities                                     34,096          30,598
                                                           --------        --------
Common stock, no par; 20,000,000 shares
   authorized;   6,532,552 shares issued and outstanding     32,725          32,242
Retained earnings                                            (1,272)          1,726
                                                           --------        --------
       Total stockholders' equity                            31,453          33,968
                                                           --------        --------
         Total liabilities and stockholders' equity        $ 65,549        $ 64,566
                                                           ========        ========



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                  Three Months Ended           Six  Months Ended
                                                        June 30,                    June 30,
                                                    1996         1995            1996      1995
                                                  ---------    --------         ------   --------
Net laboratory service revenue:
   Fee-for-service                                 $ 10,217    $ 12,518       $ 21,103   $ 25,378
   Managed care                                       4,598       4,548          9,266      8,799
                                                   --------    --------       --------   --------
     Total net revenue                               14,815      17,066         30,369     34,177

Operating expenses:
   Laboratory                                        10,493      10,995         20,790     21,739
   Selling, general and administrative                3,297       3,798          6,569      7,627
   Provision for doubtful accounts                    1,057         608          1,971      1,409
   Special Charge                                     2,407           0          2,407
   Depreciation                                         570         527          1,143      1,045
   Amortization                                         560         521          1,098      1,038
                                                   --------    --------       --------   --------
    Total operating expenses                         18,384      16,449         33,978     32,858
                                                   --------    --------       --------   --------
Operating income (loss)                              (3,569)        617         (3,609)     1,319
Interest expense                                        480         407            893        806
Other income, net                                       (41)         (6)           (74)       (46)
                                                   --------    --------       --------   --------
Income (loss) before income taxes                    (4,008)        216         (4,428)       559
Income taxes  (benefit)                              (1,330)        105         (1,430)       263
                                                   --------    --------       --------   --------
Net income (loss)                                   ($2,678)   $    111        ($2,998)  $    296
                                                   ========    ========       ========   ========

Net income per share                                 ($0.40)      $0.02         ($0.45)     $0.05
Average shares outstanding  and
    common equivalent shares                          6,716       6,377          6,621      6,372





                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)





                                                          Six Months Ended
                                                              June 30,
                                                         1996           1995
                                                        -------       --------

Net cash provided by (used in) operating activities     $   124       $   635
                                                        -------       --------
Cash flows from investing activities:
   Purchase of property and equipment                    (1,114)         (473)
   Restricted cash investment                            (1,013)            -
   Other investing activities                                (7)            -
                                                        -------       -------
       Net cash used in investing activities             (2,134)         (473)
                                                        -------       -------
Cash flows from financing activities:
   Payments on long-term debt                            (8,167)       (2,227)
   Long-term/Short-term borrowings                        1,000         1,100
   Proceeds from issuance of Convertible Debenture       12,000             -
   Payments of financing costs                             (919)            -
   Other financing activities                               (13)          (57)
                                                        -------       -------
        Net cash provided by (used in) financing          3,901        (1,184)
        activities                                      -------       -------

Net increase (decrease) in cash and cash equivalents      1,891        (1,022)
Cash and cash equivalents, beginning of period              999         1,290
                                                        -------       -------
Cash and cash equivalents, end of period                $ 2,890       $   268
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

Certain amounts included in the financial statements for the quarter ended June 30, 1995 have been reclassified to conform with the presentation of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Income Taxes

The effective income tax rate of 33.2% and 32.3% for the three month and six months ended June 30, 1996, respectively, is less than the statutory rate of 34% principally due to non-deductible goodwill.

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

As of December 31, 1995, the Company had a credit facility which included a $4.1 million term loan, an $8.0 million revolving line of credit and a $1.0 million supplemental revolving line of credit. Following the completion of the Debenture Offering, the borrowing limit on the revolving line of credit was reduced to $5.5 million and a $2.5 million acquisition line of credit was included in the facility. Borrowing levels under the revolving line of credit are based on accounts receivable balances. At June 30, 1996, all available borrowings under the revolving line of credit were utilized. The credit facility requires the maintenance of certain financial ratios. These ratios were amended in March 1996 to require the Company to maintain certain cash flow coverage ratios, (revised from 1.25 to 1 to .75 to 1 through March 31, 1996, from 1.25 to 1 to 1.10 to 1 through June 30, 1996 and 1.25 to 1 for periods thereafter). The Company was not in compliance with these financial covenants under the revolving line at June 30, 1996, which were waived by the lender. The Company is currently in discussions with the lender regarding revising the financial covenants under the revolving line applicable to the third quarter of 1996 and periods thereafter. In addition the Company is required to maintain a $1.0 million restricted account with the lender, which can only be withdrawn by the lender to make payments to the lender or interest payments on the Debenture. The credit facility bears interest from 0.5% below to 1.25% above the prime rate, based on the Company's achievement of certain cash flow ratios. At June 30, 1996, the interest rate under the facility was 8.25%.

5.    Special Charge

Special Charge in the amount of $2.4 million was taken in the second quarter 1996. This charge principally reflects the Re-Engineering/Cost Reduction Plan initiated during the quarter, which includes costs related to the addition of key personnel, implementation of process engineering and TQM processes and personnel and facility cost reductions.

6.   Contingencies

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

=========================================================================
                                  Three Months Ended    Six Months Ended
- -------------------------------------------------------------------------
                                          June 30,            June 30,
                                      1996       1995      1996      1995
- -------------------------------------------------------------------------
Fee-for-service                      69.0%      73.4%     69.5%     74.3%
- -------------------------------------------------------------------------
Managed care                         31.0%      26.6%     30.5%     25.7%
- -------------------------------------------------------------------------
Total net revenue                   100.0%     100.0%    100.0%    100.0%
- -------------------------------------------------------------------------
Laboratory expenses                  70.8%      64.4%     68.5%     63.6%
- -------------------------------------------------------------------------
Selling, general and
administrative expenses              22.3%      22.3%     21.6%     22.3%
- -------------------------------------------------------------------------
Provision for doubtful accounts       7.1%       3.5%      6.5%      4.1%
- -------------------------------------------------------------------------
Special charge                       16.3%                 7.9%
- -------------------------------------------------------------------------
Depreciation and amortization         7.6%       6.2%      7.4%      6.1%
- -------------------------------------------------------------------------
Operating income                    -24.1%       3.6%    -11.9%      3.9%
- -------------------------------------------------------------------------
Interest expense                      3.3%       2.3%      2.9%      2.3%
- -------------------------------------------------------------------------
Other income, net                    -0.3%       0.0%     -0.2%     -0.1%
- -------------------------------------------------------------------------
Income taxes                         -9.0%       0.6%     -4.7%      0.8%
- -------------------------------------------------------------------------
Net Income                          -18.1%       0.7%     -9.9%      0.9%
- -------------------------------------------------------------------------
EBITDA *                            -16.5%       9.8%     -4.5%     10.0%
- -------------------------------------------------------------------------
Net cash provided by operating
activities**                         10.6%       1.5%      0.4%      1.9%
=========================================================================

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

** Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Condensed Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

Net Revenue. The Company's net revenue is generated from managed care laboratory programs with major employers, union and government benefit plans, and from traditional laboratory fee-for-service business. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Program Member's physician of choice and, in some cases, certain medical equipment and appliances. In the fee-for-service business, the Company charges a fee based upon the type of test requested by the patient's physician.

Total net revenue was $14.8 million in the second quarter of 1996, compared to $17.1 million in the second quarter of 1995. Total net revenue for the first half of 1996 was $30.4 million, compared to $34.2 million for the first half of 1995. Increases in managed care revenue over the same quarter and six month period of 1995 were more than offset by the decline in fee-for service revenue, principally as a result of the previously reported loss of fee-for-service business attributable to the implementation in 1995 of a new PPO, Blue Shield Premier Plus PPO, in which the Company is not a participating provider and the reduction of testing facilities in Michigan.

Managed care revenue was $4.6 million for the second quarter of 1996, as compared to $4.5 million for the second quarter of 1995. Managed Care revenue for the first half of 1996 increased to $9.3 million, representing an increase of $.5 million, or 5% over the comparable period of 1995. This increase is principally due to the new home medical services program that commenced in June 1995, partially offset by decreases in program members due to lower participation levels in existing programs and program terminations and fee reductions in an existing program upon renewal.

Fee-for-service revenue was $10.2 million for the second quarter of 1996 compared to $12.5 million for the second quarter of 1995. Fee-for-service revenue was down 18.4% as compared to the same quarter last year, primarily due to a 10.9% decline in fee-for-service accessions. Fee-for-service revenue for the first six months of 1996 was $21.1 million, compared to $25.4 million for the first six months of 1995. Fee-for-service revenue was down 16.9% as compared to the first half of last year, primarily due to a 10.1% decline in fee-for-service accessions. The decline in accessions is principally due to the implementation in 1995 of a new PPO, Blue Shield Premier Plus PPO, in which the Company is not a participating provider and the reduction of testing facilities in Michigan. Declines in fee-for-service revenue per accession, principally due to changes in payor and test mix, also contributed to the declines in fee-for-service revenue.

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

The Company's clinical laboratory testing operations are partially affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by the Managed Care revenues which are not affected by seasonal trends.

Laboratory Expenses. Laboratory expenses were $11.0 million and $10.5 million in the second quarter of 1995 and 1996, respectively. Laboratory expenses for the first six months of 1996 were $20.8 million compared to $21.7 million for the first six months of 1995. Laboratory expenses for the three and six months ended June 30, 1996 were lower than the comparable periods of 1995 primarily as a result of the cost reductions, as well as lower accessions discussed above. As a percentage of net revenue, laboratory expenses increased from 64.4% and 63.6% for the three and six months ended June 30, 1995, respectively, to 70.8% and 68.5% for the three and six months ended June 30, 1996, respectively. This increase is principally due to the declines in fee-for-service revenue discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 1996 decreased $.5 million and $1.0 million, respectively, or 13.2% and 13.9%, from the comparable 1995 periods. These decreases are primarily due to the Company's reengineering/cost reductions programs. As a percentage of net revenue, selling, general and administrative expenses was 22.3% for the three and six months ended June 30, 1995, respectively, as compared to 22.3% and 21.6% for the three and six months ended June 30, 1996.

Provision for Doubtful Accounts.   The provision for doubtful accounts increased
from $.6 million in the second quarter of 1995 to $1.1 million in the second quarter of 1996, an increase of $.5 million. The provision increased $.6 million in the first half of 1996 as compared to the first half of 1995, from $1.4 million to $2.0 million. These increases are principally due increases in uncollectible direct patient billings.

As a percentage of total revenue, the provision for doubtful accounts increased from 3.5% and 4.1% for the three and six months ended June 30, 1995 to 6.5% and 7.1% for the comparable 1996 periods. This increase is mainly due to the declines in fee-for-service revenue as discussed above.

Special Charge. The Company recorded a special charge of $2.4 million in the second quarter of 1996. This charge principally reflects the Reengineering/Cost Reduction Plan initiated during the quarter, which includes the addition of key management personnel, the implementation of process engineering and TQM processes and personnel and facility cost reductions.

EBITDA. EBITDA was a loss of $2.4 million, or 16.5% of net revenue for the second quarter of 1996, compared to $1.7 million, or 9.8% of net revenue for the second quarter of 1995. Without the $2.4 million special charge, EBIDTA for the second quarter 1996 would have been zero. EBITDA for the first six months of 1996 was a loss of $1.4 million, or 4.5% of net revenue, compared to $3.4 million, or 10.0% for the year-ago period. EBIDTA for the first six months of 1996 would have been $1.0 million or 3.4% of net revenue without the special charge. The Company attributes these decreases principally to the decline in fee-for-service accessions discussed above.

Income Taxes. The effective income tax rate of 33.2% and 32.3% for the three and six months ended June 30, 1996, respectively, is less than the statutory rate of 34% principally due to non-deductible goodwill.

Liquidity and Capital Resources. The Company's working capital ratio increased to 1.5 to 1 at June 30, 1996 from 1.2 to 1 at December 31, 1995. Working capital increased to $5.9 million at June 30, 1996 from $3.1 million at December 31, 1995. These increases resulted primarily from the completion of the Company's public offering of $12.0 million principal amount of its 8.25% Convertible Subordinated Debentures due 2006 (the "Debentures"), described below, principally offset by decreases in accounts receivable and increases in accrued liabilities due to the special charge. Included in cash and cash equivalents at June 30, 1996 is $2.5 million in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was $.1 million for the six months ended June 30, 1996, compared to $.6 million for the year-earlier period. This decline is principally due to the decrease in net revenue as described above. Days outstanding in accounts receivable were 86 days at June 30, 1996, compared to 97 days at December 31, 1995. This decline and the decline in accounts receivable is principally due to improved collections and, to a lesser extent, increased accounts receivable reserves. Days outstanding in accounts receivable remain high primarily as a result of missing patient information, causing unbilled accounts. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

On February 20, 1996, the Company completed the public offering of $12.0 million principal amount of Convertible Subordinated Debentures (the"Debenture Offering"). The Debentures bear interest at a rate of 8.25% per annum, payable semi-annually beginning August 1, 1996, and the principal amount of the Debentures is payable in full on February 1, 2006. The Debentures are redeemable by the Company during their term, but may be redeemed by the Company prior to February 1, 1999 only under certain circumstances. In addition, under certain circumstances (generally involving a change in control of the Company or a sale of the Company's managed care business), the Company may be required to redeem the Debentures. The Debentures are convertible into shares of Common Stock at a price of $4.375 per share.

The Company realized net proceeds of approximately $11.0 million for the Debenture Offering, which was used as follows: $2.5 million was used to repay an intercompany note to one of its wholly owned subsidiaries pursuant to a repayment plan with the State of Michigan Insurance Bureau, $2.0 million was used to reduce the amount outstanding under the term loan, $.05 million was used to repay the amount outstanding under the supplemental line of credit and the remainder was used to reduce the amount outstanding on the revolving line of credit and for general working capital purposes.

At June 30, 1996, all available borrowings under the revolving line of credit were utilized. The Company was not in compliance with certain financial covenants under the revolving line at June 30, 1996, which were waived by the lender. The Company is currently in discussions with the lender regarding revising the financial covenants under the revolving line applicable to the third quarter of 1996 and periods thereafter. See Item I - Note 4 to Notes to Condensed Consolidated Financial Statements.

The ratio of debt to capital was 41.3% at June 30, 1996 compared to 33.2% at December 31, 1995. This increase is principally due to the issuances of the Debentures, offset by net losses in the first six months of 1996.

The Company expects to incur capital expenditures of approximately $.8 million during the remainder of 1996 for new data processing and laboratory equipment.

The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its subsidiary conducting managed care operations in Michigan. The Company believes that it will generate increased levels of operating cash flow in future periods due to increased collection of unbilled and billed accounts receivable, primarily as a result of reengineering efforts implemented to date and in the future, including incentive pay programs, new computer programs, revised staffing and revised processing procedures. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate increased levels of operating cash flow involves a number of uncertainties. For example, any such increases in operating cash flow generated from improvements in the collection process may be more than offset by decreases in revenues, particularly if third-party reimbursement levels continue to decrease or the Company continues to experience declines in accessions or fee-for-service revenue per accession as described above under "--Results of Operations - Net Revenue". In addition, the Company's reengineering efforts may not be effective in improving the efficiency of the Company's collection process in a timely fashion or at all. Because of limitations under applicable regulatory requirements, from time to time the Company's managed care subsidiary in Michigan may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow requirement. In the event that the Company is not able to generate increased levels of operating cash flow as anticipated or to receive cash distributions from its managed care subsidiary in Michigan to the extent required to fund the Company's operating cash flow requirements, the Company may need to seek additional financing to meet its operating cash needs.

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

The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for 1991 - 1994. This period includes the acquisition of the business of MML, Inc., ("MML"). Although no deficiencies have been asserted, the IRS may propose adjustments that could have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

                          PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on June 12, 1996, at which the shareholders considered and voted on the election of three directors and the approval and adoption of an amendment to the Company's 1992 Stock Option Plan.


         1. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.



   Nominee                        Votes For              Votes Withheld
   -------                        ---------              --------------

   Anthony A. Bonelli             5,282,454                 243,918
   Thomas W. Gorman               5,282,457                 243,915
   Robert P. DeCresce, M.D.       5,282,452                 243,920

         2.  The adoption of an amendment to the Company's 1992 Stock Option
Plan was approved.   The results of the voting were as follows:

              For       Against    Abstain    Broker Non-Votes
              ---       -------    -------    ----------------

           4,665,755    376,775    13,935         469,907

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       4.1 Amendment of Business Loan Agreement between Michigan National Bank and the Company dated May 14, 1996.

       4.2 Addendum to Business Loan Agreement between Michigan National Bank and the Company dated May 14, 1996.

       4.3 Promissory Note between Michigan National Bank and the Company dated May 14, 1996.

       4.4 Waiver Letter between Michigan National Bank and the Company dated August 8, 1996.

       10.1 Employment Agreement, dated June 28, 1996, by and between the Company and Perry C. McClung.

       10.2 First Amendment to 1994 Performance Stock Option - Executive Officers Agreement by and between Perry C. McClung and the Company.

       10.3 Stock Option Agreements by and between Perry C. McClung and the Company, dated November 5, 1992, August 2, 1993, December 6, 1994 and December 5, 1995 and related amendments thereto.

       10.4 First Amendment to 1994 Performance Stock Option - Executive Officers Agreement by and between Alan S. Ker and the Company.

       10.5 Stock Option Agreements by and between Alan S. Ker and the Company, dated November 5, 1992, August 2, 1993, December
                    6, 1994 and December 5, 1995 and related amendments thereto.

       10.6 First Amendment to Incentive Stock Option - Executive Officers Agreement, dated September 11, 1995, by and between Lou Gorga and the Company.

       10.7 Stock Option Agreement, dated December 5, 1995, by and between Lou Gorga and the Company and related amendments thereto.

       10.8 Lease Agreement dated as of January 1, 1996 between Mid-Michigan Regional Medical Center-Clare and the Company.

       11.          Computation of Consolidated Net Income Per Common Share.

       27.          Financial Data Schedule.

(b)  Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                                  (Registrant)





Date: August 14, 1996                                   Eugene Jennings
                                                        ------------------------
                                                        Eugene Jennings
                                                             President and
                                                        Chief Executive Officer




Date:  August 14, 1996                                  Alan S. Ker
                                                        ------------------------
                                                        Alan S. Ker
                                                        Vice President, Finance,
                                                        Chief Financial Officer

                                Exhibit Index

     Exhibit
     Number                            Description
    --------                           -----------

       4.1 Amendment of Business Loan Agreement between Michigan National Bank and the Company dated May 14, 1996.

       4.2 Addendum to Business Loan Agreement between Michigan National Bank and the Company dated May 14, 1996.

       4.3 Promissory Note between Michigan National Bank and the Company dated May 14, 1996.

       4.4 Waiver Letter between Michigan National Bank and the Company dated August 8, 1996.

       10.1 Employment Agreement, dated June 28, 1996, by and between the Company and Perry C. McClung.

       10.2 First Amendment to 1994 Performance Stock Option - Executive Officers Agreement by and between Perry C. McClung and the Company.

       10.3 Stock Option Agreements by and between Perry C. McClung and the Company, dated November 5, 1992, August 2, 1993, December 6, 1994 and December 5, 1995 and related amendments thereto.

       10.4 First Amendment to 1994 Performance Stock Option - Executive Officers Agreement by and between Alan S. Ker and the Company.

       10.5 Stock Option Agreements by and between Alan S. Ker and the Company, dated November 5, 1992, August 2, 1993, December
                    6, 1994 and December 5, 1995 and related amendments thereto.

       10.6 First Amendment to Incentive Stock Option - Executive Officers Agreement, dated September 11, 1995, by and between Lou Gorga and the Company.

       10.7 Stock Option Agreement, dated December 5, 1995, by and between Lou Gorga and the Company and related amendments thereto.

       10.8 Lease Agreement dated as of January 1, 1996 between Mid-Michigan Regional Medical Center-Clare and the Company.

       11.          Computation of Consolidated Net Income Per Common Share.

       27.          Financial Data Schedule.