Form 10-Q
period 1996-09-30
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1996-11-14
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996 Commission File Number 34-0-20400


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
                                                        Yes  X     No
                                                            ---       ---
Number of shares of common stock, no par value, outstanding as of October 31, 1996:

                                                        6,542,378.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

                                     INDEX


                                                                    Page No.
                                                                    --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets                  3
                 September 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of                   4
                 Income for the three and nine months ended
                 September 30, 1996 and 1995

                 Condensed Consolidated Statements of                   5
                 Cash Flows for the nine months ended
                 September 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial              6
                 Statements

Item 2.  Management's Discussion and Analysis of                        9
                 Financial Condition and Results of
                 Operations

Part II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                              15

                        PART 1 - FINANCIAL INFORMATION


Item I. Financial Statements

                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)



                                                                                   September 30,      December 31,
                                                                                       1996               1995
                                                                                   -------------      ------------
         ASSETS
Current assets:
  Cash and cash equivalents                                                        $       2,359      $        999
  Restricted cash                                                                            168                 0
  Accounts receivable, net of allowance for contractual                                    8,264            12,405
     adjustments and uncollectible accounts of $8,305
     and $9,239 at September 30, 1996 and
      December 31, 1995, respectively
  Inventory                                                                                  977             1,072
  Prepaid expenses and other                                                               3,675             3,660
                                                                                   -------------      ------------

       Total current assets                                                               15,443            18,136

Property and equipment, net                                                                9,361             9,062
Intangible assets, net                                                                    35,227            36,790
Other assets                                                                               1,519               578
                                                                                   -------------      ------------

       Total assets                                                                $      61,550      $     64,566
                                                                                   =============      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                $       1,946      $      4,412
  Accounts payable                                                                         4,212             5,739
  Accrued liabilities                                                                      4,099             4,855
                                                                                   -------------      ------------
      Total current liabilities                                                           10,257            15,006

Long-term debt, net of current portion                                                    19,047            12,443
Other liabilities                                                                          1,438             3,149
                                                                                   -------------      ------------

       Total liabilities                                                                  30,742            30,598
                                                                                   -------------      ------------

Common stock, no par; 20,000,000 shares
   authorized;  6,542,378 shares issued and outstanding                                   32,768            32,242
Retained earnings                                                                         (1,960)            1,726
                                                                                   -------------      ------------

       Total stockholders' equity                                                         30,808            33,968
                                                                                   -------------      ------------

         Total liabilities and stockholders' equity                                $      61,550      $     64,566
                                                                                   =============      ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)



                                                                  Three Months Ended            Nine  Months Ended
                                                                     September 30,                 September 30,
                                                                  1996          1995            1996           1995
                                                               ---------      ---------       ---------     ---------
Net laboratory service revenue:
   Fee-for-service                                             $   9,437      $  11,902       $  30,540     $  37,280
   Managed care                                                    4,169          4,813          13,435        13,612
                                                               ---------      ---------       ---------     ---------
     Total net revenue                                            13,606         16,715          43,975        50,892

Operating expenses:
   Laboratory                                                      9,284         10,617          30,074        32,356
   Selling, general and administrative                             2,762          3,590           9,331        11,217
   Provision for doubtful accounts                                 1,012          2,479           2,983         3,888
   Special Charge                                                      0              0           2,407             0
   Depreciation                                                      569            540           1,712         1,585
   Amortization                                                      563            523           1,661         1,561
                                                               ---------      ---------       ---------     ---------
Total operating expenses                                          14,190         17,749          48,168        50,607
                                                               ---------      ---------       ---------     ---------
Operating income (loss)                                             (584)        (1,034)         (4,193)          285
Interest expense                                                     448            406           1,341         1,212
Other income, net                                                    (41)            (5)           (115)          (51)
                                                               ---------      ---------       ---------     ---------
Income (loss) before income taxes                                   (991)        (1,435)         (5,419)         (876)
Income taxes  (benefit)                                             (303)          (456)         (1,733)         (193)
                                                               ---------      ---------       ---------     ---------
Net income (loss)                                                  ($688)         ($979)        ($3,686)        ($683)
                                                               =========      =========       =========     =========

Net income per share                                              ($0.10)        ($0.15)         ($0.55)       ($0.11)
Average shares outstanding  and
    common equivalent shares                                       6,661          6,464           6,660         6,461




                    The accompanying notes are an integral
           part of the condensed consolidated financial statements.

                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)




                                                                           Nine Months Ended
                                                                             September 30,
                                                                             1996           1995
                                                                           -------        -------
Net cash provided by (used in) operating activities                         $  217        $ 1,607
                                                                           -------        -------

Cash flows from investing activities:
   Purchase of property and equipment                                       (1,273)          (615)
   Restricted cash investment                                                 (168)           -
   Other investing activities                                                   (7)            (6)
                                                                           -------        -------
       Net cash used in investing activities                                (1,448)          (621)
                                                                           -------        -------

Cash flows from financing activities:
   Payments on long-term debt                                               (9,359)        (2,770)
   Long-term/Short-term borrowings                                           1,000          1,100
   Proceeds from issuance of Convertible Debenture                          12,000            -
   Payments of financing costs                                              (1,021)           -
   Other financing activities                                                  (29)           (34)
                                                                           -------        -------
Net cash provided by (used in) financing activities                          2,591         (1,704)
                                                                           -------        -------

Net increase (decrease) in cash and cash equivalents                         1,360           (718)
Cash and cash equivalents, beginning of period                                 999          1,290
                                                                           -------        -------
Cash and cash equivalents, end of period                                    $2,359        $   572
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

Certain amounts included in the financial statements for the quarter ended September 30, 1996 have been reclassified to conform with the presentation of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Income Taxes

The effective income tax rate of 30.6% and 32.0% for the three month and nine months ended September 30, 1996, respectively, is less than the statutory rate of 34% principally due to non-deductible goodwill.

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

As of December 31, 1995, the Company had a credit facility which included a $4.1 million term loan, an $8.0 million revolving line of credit and a $1.0 million supplemental revolving line of credit. Following the completion of the Debenture Offering, the borrowing limit on the revolving line of credit was reduced to $5.5 million and a $2.5 million acquisition line of credit was included in the facility. Borrowing levels under the revolving line of credit are based on accounts receivable balances. At September 30, 1996, all available borrowings under the revolving line of credit were utilized. The credit facility requires the maintenance of certain financial ratios. These ratios were amended in March 1996 to require the Company to maintain certain cash flow coverage ratios, (revised from 1.25 to 1 to .75 to 1 through March 31, 1996, from 1.25 to 1 to 1.10 to 1 through June 30, 1996 and 1.25 to 1 for periods thereafter). The Company was not in compliance with these financial covenants under the revolving line at June 30, 1996 and September 30, 1996, which were waived by the lender. The Company is currently in discussions with the lender regarding revising the financial covenants under the revolving line applicable to the fourth quarter of 1996 and periods thereafter. In addition the Company is required to maintain a $0.2 million restricted account with the lender, which can only be withdrawn by the lender to make payments to the lender or interest payments on the Debenture. The credit facility bears interest from 0.5% below to 1.25% above the prime rate, based on the Company's achievement of certain cash flow ratios. At September 30, 1996, the interest rate under the facility was 8.25%.

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

The Company has received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991 - 1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

There can be no assurance that the Company will resolve these disputes with the IRS in a manner favorable to the Company. The failure to resolve the disputes with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its liability relating to these matters, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of these disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

                                              Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                                     1996         1995         1996         1995
     Fee-for-service                                69.4%        71.2%        69.5%        73.3%
     Managed care                                   30.6%        28.8%        30.5%        26.7%
     Total net revenue                             100.0%       100.0%       100.0%       100.0%
     Laboratory expenses                            68.2%        63.5%        68.4%        63.6%
     Selling, general and administrative expenses   20.3%        21.5%        21.2%        22.0%
     Bad Debt Expense                                7.5%        14.8%         6.8%         7.6%
     Special charge                                  -             -           5.5%          -
     Restructuring charge                            -             -           -             -
     Depreciation and amortization                   8.3%         6.4%         7.6%         6.2%
     Operating income (loss)                        -4.3%        -6.2%        -9.5%         0.6%
     Interest expense                                3.3%         2.4%         3.1%         2.4%
     Other income, net                              -0.3%         0.0%        -0.3%        -0.1%
     Income taxes (benefit)                         -2.2%        -2.7%        -3.9%        -0.4%
     Income (loss) before extraordinary item        -5.1%        -5.9%        -8.4%        -1.3%
     Extraordinary item                             -                          -             -
     Net income                                     -5.1%        -5.9%        -8.4%        -1.3%
     EBITDA *                                        4.0%         0.2%        -1.9%         6.8%
     Net cash provided by operating activities**     0.7%         5.8%         0.5%         3.2%

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

**Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Condensed Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

NET REVENUE The Company's net revenue is generated from managed care laboratory programs with major employers, union and government benefit plans, and from traditional laboratory fee-for-service business. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Program Member's physician of choice and, in some cases, certain medical equipment and appliances. In the fee-for-service business, the Company charges a fee based upon the type of test requested by the patient's physician.

Total net revenue was $13.6 million in the third quarter of 1996, compared to $16.7 million in the third quarter of 1995. Total net revenue for the nine months ended September 30, 1996 was $44.0 million, compared to $50.9 million for the nine months ended September 30, 1995. These decreases were primarily due to declines in fee-for-service revenue as described below.

Managed care revenue decreased to $4.2 million for the third quarter of 1996 from $4.8 million for the third quarter of 1995, a decrease of $0.6 million, or 13.4%. Managed care revenue for the nine months ended September 30, 1996 decreased to $13.4 million from $13.6 million for the same period last year, representing a decrease of $0.2 million, or 1.3% from the comparable period of 1995. Decreases in managed care revenue in 1996 over the same quarter and nine months periods of 1995 was primarily due to a program that expired during August, 1996 and was renewed two months later at a reduced level and, to a lesser extent, decreases in participation levels, fee reductions in a program and program terminations. This decrease in the nine months ended September 30, 1996 was partially offset by increased revenues from the new home medical services program that commenced in June 1995. As a percentage of total net revenue, managed care revenue increased from 28.8% and 26.7% for the three and nine months ended September 30, 1995, respectively, to 30.6% and 30.5% for the three and nine months ended September 30, 1996, respectively. These increases are primarily due to declines in fee-for-service revenue as discussed below.

Fee-for-service revenue was $9.4 million for the third quarter of 1996 compared to $11.9 million for the third quarter of 1995. Fee-for-service revenue for the third quarter 1996 was down 20.7% as compared to the same quarter last year, primarily due to a 15.4% decline in fee-for-service patient visits. Fee-for-service revenue for the nine months ended September 30, 1996 was $30.5 million, compared to $37.3 million for the nine months ended September 30, 1995. Fee-for-service revenue for the nine months ended September 30, 1996 was down 18.1% as compared to the same period last year, primarily due to an 11.8% decline in fee-for-service patient visits. Decreases in fee for service patient visits was primarily due to the previously announced shift of laboratory testing to exclusive service health maintenance organizations, the reduction in testing facilities and lost accounts. Declines in fee-for-service revenue per patient visit, principally due to changes in payor and test mix, also contributed to the declines in fee-for-service revenue.

The Company's clinical laboratory testing operations are partially affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by the Managed Care revenues which are not affected by seasonal trends.

The Company's fee-for-service net revenue continues to be negatively impacted in 1996 by a number of factors, including customer attrition, the shift toward managed care alternatives, reductions in reimbursement levels on certain of its laboratory tests primarily due to reimbursement changes instituted by the Company's third-party payors beginning in August 1993 and changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally.

LABORATORY EXPENSES. Laboratory expenses were $9.3 million for the third quarter 1996 compared to $10.6 million for the third quarter of 1995. Laboratory expenses for the nine months ended September 30, 1996 were $30.1 million compared to $32.4 million for the nine months ended September 30, 1995. Laboratory expenses for the three and nine months ended September 30, 1996 were lower than the comparable periods of 1995 primarily as a result of lower
patient visits and, to a lesser extent, the restructuring initiative.   As a
percentage of net revenue, laboratory expenses increased from 63.5% for the third quarter of 1995 to 68.2% for the third quarter of 1996. Laboratory expenses as a percentage of net revenue increased from 63.6% for the nine months ended September 30, 1995 to 68.4% for the nine months ended September 30, 1996. These increases are primarily due to the decrease in fee for service revenue and patient visits discussed above

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and nine months ended September 30, 1996 decreased $0.8 million and $1.9 million, respectively, or 23.1% and 16.8%, from the comparable 1995 periods. As a percentage of net revenue, selling, general and administrative expenses decreased from 21.5% and 22.0% for the three and nine months ended September 30, 1995, respectively, to 20.3% and 21.2% for the three and nine months ended September 30, 1996. These decreases are primarily due to the cost reduction/reengineering efforts.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the third quarter of 1996 was $1.0 million. The provision for doubtful accounts for the third quarter of 1995 was $2.5 million which included a $1.6 million adjustment to accounts receivable. Without the $1.6 million accounts receivable adjustment, the provision for doubtful accounts would have been $0.9 million for the third quarter 1995, as compared to the provision for doubtful accounts for the third quarter of 1996 of $1.0 million. The provision for doubtful accounts decreased from $3.9 million for the nine months ended September 30, 1995 to $3.0 million for the same period 1996. The decrease is mainly due to the $1.6 million account receivable adjustment in 1995.

As a percentage of total revenue, the provision for doubtful accounts decreased from 14.8% and 7.6% for the three and nine months ended September 30, 1995 to 7.4% and 6.8% for the comparable 1996 periods. This decrease is mainly due to the $1.6 million account receivable reserve adjustment in 1995, partially offset by the decline in fee for service revenue as discussed above.

SPECIAL CHARGE. The Company recorded a special charge of $2.4 million in the second quarter of 1996. This charge principally reflects the Reengineering/Cost Reduction Plan initiated during the quarter, which includes the addition of key management personnel, the implementation of process engineering and TQM processes and personnel and facility cost reductions.

EBITDA. EBITDA was $548,000, or 4.0% of net revenue for the third quarter of 1996, compared to $29,000, or 0.2% of net revenue, including a $1.6 million accounts receivable charge, for the third quarter of 1995. EBITDA for the third quarter of 1995, without the accounts receivable adjustment of $1.6 million would have been $1.6 million, or 9.7% of net revenue.

EBITDA for the nine months ended September 30, 1996 was a loss of $0.8 million, or 1.9% of net revenue, compared to $3.4 million, or 6.7% of net revenue, for the same period ended 1995. EBITDA for the nine months ended September 30, 1996, without the special charge of $2.4 million, would have been $1.6 million or 3.6% of net revenue. EBITDA for the nine months ended September 30, 1995, without the accounts receivable adjustment of $1.6 million, would have been $5.0 million, or 9.9%, of net revenue.

The Company attributes these decreases principally to the decline in fee-for-service patient visits discussed above.

INCOME TAXES. The effective income tax rate of 30.6% and 32.0% for the three and nine months ended September 30, 1996, respectively, is lower than the statutory rate of 34% principally due to a loss before income taxes and non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES. The Company's working capital ratio increased to 1.5 to 1 at September 30, 1996 from 1.2 to 1 at December 31, 1995. Working capital increased to $5.2 million at September 30, 1996 from $3.1 million at December 31, 1995. These increases resulted primarily from the completion of the Company's public offering of $12.0 million principal amount of its 8.25% Convertible Subordinated Debentures due 2006 (the "Debentures"), described below, principally offset by decreases in accounts receivable and increases in accrued liabilities due to the special charge. Included in cash and cash equivalents at September 30, 1996 is $2.5 million in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was $0.2 million for the nine months ended September 30, 1996, compared to $1.6 million for the nine months ended September 30, 1995. The decrease in net cash flow from operating activities is principally due to a reduction in accounts payable and accrued liabilities. Days outstanding in accounts receivable were 75 days at September 30, 1996, compared to 97 days at December 31, 1995. This decline and the decline in accounts receivable is principally due to improved collections and, to a lesser extent, increased accounts receivable reserves. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

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

The ratio of debt to capital was 40.5% at September 30, 1996 and 33.2% at December 31, 1995. This increase is principally due to the issuances of the Debentures, offset by net losses in the first nine months of 1996.

At September 30, 1996, the Company had $25,000 available to draw upon under the revolving line of credit. The Company was not in compliance with certain financial covenants under the revolving line at June 30, 1996 and September 30, 1996, which were waived by the lender. The Company is currently in discussions with the lender regarding revising the financial covenants under the revolving line applicable to the fourth quarter of 1996 and periods thereafter. See
Item 1 - Note 4 to Notes to Condensed Consolidated Financial Statements.

The Company expects to incur capital expenditures of approximately $.4 million during the remainder of 1996 for computer systems and new laboratory equipment.

The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its subsidiary conducting managed care operations in Michigan. The Company believes that it will continue to generate additional operating cash flow in future periods due to collections of unbilled and billed accounts receivable, primarily as a result of reengineering efforts implemented to date and in the future, including incentive pay programs, new computer programs, revised staffing and revised processing procedures. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate additional operating cash flow involves a number of uncertainties. For example, any such increases in operating cash flow generated from improvements in the collection process may be more than offset by decreases in revenues, particularly if third-party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit as described above under "--Results of Operations - Net Revenue". In addition, the Company's reengineering efforts may not be effective in improving the efficiency of the Company's collection process in a timely fashion or at all. From time to time the Company's managed care subsidiary in Michigan may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow requirement without violating applicable regulatory requirements. In the event that the Company is not able to generate additional operating cash flow or to receive cash distributions from its managed care subsidiary in Michigan to the extent required to fund the Company's operating cash flow requirements, the Company may need to obtain additional financing to meet its operating cash needs.

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to compliance reviews in process by two of its largest third-party payors. The ultimate effect, if any, of these compliance reviews can not be determined at this time and no liability has been accrued by the Company.

In connection with the acquisition of the business of MML, Inc. ("MML") in 1991, the Company has agreed to indemnify MML and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, MML and its shareholders received notices of deficiency from the Internal Revenue Service ("IRS"). The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and intends to vigorously defend its position.

The Company has received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991 - 1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

There can be no assurance that the Company will resolve these disputes with the IRS in a manner favorable to the Company. The failure to resolve the disputes with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its liability relating to these matters, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of these disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    4.1 Waiver of Loan Agreement Covenants between Michigan National Bank and the Company dated November 6, 1996.

    10.1 Executive and Key Manager Compensation Plan

    10.2 Incentive Stock Option Award Program

    10.3 1992 Stock Option Plan, as Amended and Restated October 24, 1996

    10.4 Employee Stock Purchase Plan, as Amended and Restated October 24,
         1996.

    10.5 Directors Stock Option Plan, as Amended and Restated October 24, 1996

    11.  Computation of Consolidated Net Income Per Common Share

    27.  Financial Data Schedule


(b) Reports on Form 8-K. None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                                  (Registrant)






Date:  November 14, 1996                 Eugene Jennings
                                         -----------------------

                                         Eugene Jennings
                                         President and
                                         Chief Executive Officer




Date: November 14, 1996                  Alan S. Ker
                                         -----------------------
                                         Alan S. Ker
                                         Vice President, Finance,
                                         Chief Financial Officer

                                Exhibit Index



  Exhibit
  Number                              Description
  -------                             -----------
     4.1 Waiver of Loan Agreement Covenants between Michigan National Bank and the Company dated November 6, 1996.

    10.1     Executive and Key Manager Compensation Plan

    10.2     Incentive Stock Option Award Program

    10.3     1992 Stock Option Plan, as Amended and Restated October 24, 1996

    10.4     Employee Stock Purchase Plan, as Amended and Restated October 24,
             1996.

    10.5     Directors Stock Option Plan, as Amended and Restated October 24,
             1996

    11.      Computation of Consolidated Net Income Per Common Share

    27.      Financial Data Schedule