Form 10-K
period 1996-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1997-03-31
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                       _________________________________

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the year ended December 31, 1996
                      Commission File Number:  34-0-20400
                    ________________________________________

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)

                MICHIGAN                                                       38-2986640
   (State or other jurisdiction of                                             (I.R.S. Employer I.D. No.)
     incorporation or organization)

26500 NORTHWESTERN HIGHWAY, SOUTHFIELD, MICHIGAN                               48076
(Address of principal executive offices)                                       (Zip Code)

Registrant's telephone no. including area code:                                (810) 353-1450

Securities registered pursuant to Section 12(b) of the Act:                    NONE

Securities registered pursuant to Section 12(g) of the Act:                    COMMON STOCK
                                                                               8.25% CONVERTIBLE SUBORDINATED
                                                                               DEBENTURES DUE 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.[    ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates 2,397,855 shares on March 10, 1997 was $9,135,828. For purposes of this computation only, all directors, executive officers and owners of more than 5% of the Registrant's voting stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,552,768 shares of Common Stock outstanding as of March 10, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Universal Standard Medical Laboratories, Inc. (the "Company") provides clinical laboratory testing services on a traditional fee-for-service basis and, through its specialty managed care programs (the "Managed Care Programs"), offers clinical laboratory testing services and home medical services to employer, employer group -, union - and government-sponsored health care benefit plans and other groups for a fixed payment per participating employee or retiree ("capitated rate"). All home medical services, and virtually all of the clinical laboratory services provided outside of Michigan, are provided by the Company under arrangements through subcontracting agreements with qualified providers.

BACKGROUND

         The Company was incorporated in Michigan in 1990 to acquire the business of the Company's predecessor, MML, Inc. (the "Predecessor"), and the stock of T.P.A., Inc. In the first half of 1992, the Company acquired clinical laboratory businesses based in Mid- and Northern Lower Michigan, significantly expanding its customer and service base. The Company later completed its initial public offering of Common Stock in October 1992 and became listed and qualified for trading on The Nasdaq National Market. In 1993, the Company acquired certain assets of Michigan Clinical Laboratory based in Flint, Michigan and completed certain other transactions pursuant to which the Company assumed the customer account base of other smaller clinical laboratories located in Michigan.

         In February 1996, the Company completed its public offering of $12.0 million principal amount of its 8.25% Convertible Subordinated Debentures Due 2006 (the "Debentures"). For a more detailed discussion of the Debentures and the use of the net proceeds from the offering of the Debentures, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         References herein to the Company mean the Company, the Predecessor and their respective consolidated subsidiaries.

         FEDERAL LAW PROHIBITS A PHYSICIAN FROM REFERRING MEDICARE - OR MEDICAID - COVERED BUSINESS TO THE COMPANY IF THE PHYSICIAN OR ANY OF THE PHYSICIAN'S IMMEDIATE FAMILY MEMBERS HAVE CERTAIN PROSCRIBED FINANCIAL RELATIONSHIPS WITH THE COMPANY, INCLUDING OWNERSHIP OF ITS COMMON STOCK OR DEBENTURES. ACCORDINGLY, AN INVESTMENT IN THE COMPANY'S COMMON STOCK OR DEBENTURES BY A PHYSICIAN OR ANY OF THE PHYSICIAN'S IMMEDIATE FAMILY MEMBERS IS PROHIBITED IF THE PHYSICIAN IS REFERRING MEDICARE - OR MEDICAID - COVERED BUSINESS TO THE COMPANY.

         FEDERAL LAW REQUIRES THAT ALL PERSONS ACQUIRING COMMON STOCK OR DEBENTURES WHO ARE PHYSICIANS OR WHO HAVE PHYSICIANS IN THEIR IMMEDIATE FAMILY MUST REPORT THE PHYSICIAN'S NAME AND PHYSICIAN ID NUMBER TO THE COMPANY PROMPTLY AFTER SUCH ACQUISITION.

BUSINESS STRATEGY

         The Company's business strategy is to become a national leader in the development and delivery of innovative health care management programs. In connection with the implementation of this business strategy, beginning in 1996, the Company initiated a series of revenue enhancement, reengineering and cost reduction programs designed to increase revenues, reduce expenses and improve overall profitability in both its laboratory fee-for-service and managed care businesses.

         In its laboratory business, the Company has implemented reengineering and cost reduction programs designed to reduce costs while increasing service levels. The Company's reengineering programs involve the use of process engineering and TQM processes to improve productivity and reduce laboratory operating costs. In addition, these programs are designed to improve quality and service levels and contribute to the Company's customer retention efforts. These reengineering programs have facilitated the Company's cost reduction programs which include reductions in laboratory personnel and facility costs. Revenue enhancement programs have also been implemented by the Company in its laboratory business, including an expanded sales force, the use of telemarketing efforts to assist and supplement sales efforts and a renewed focus on the retention of the Company's most profitable accounts. The Company also seeks to improve profitability in its laboratory operations by automating its information exchange with its customers, improving its cash collections and reducing its accounts receivable and the costs associated with maintaining cash management. Reengineering and cost reduction programs implemented to date are expected to eliminate over $6 million of annualized operating costs.

         In its managed care business, the Company has implemented a business strategy designed to leverage its expertise in the managed care area to expand its business and become a national competitor in the managed care industry. This strategy includes the development of new managed care products to complement its laboratory programs, such as the home medical services program introduced in 1995 and the imaging services program currently under development. These new programs will be offered to existing customers and as a means of attracting new customers. In addition, the Company intends to expand its business geographically through the establishment of managed care sales offices in other states, beginning with new offices established or to be established in 1997 in Ohio, Delaware, Illinois and California.

         The foregoing statements regarding the Company's business strategy and programs implemented in connection with such business strategy may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The ability of the Company to successfully execute the strategies set forth above involves a number of uncertainties, including, but not limited to, the degree to which the Company's revenue enhancement initiatives will generate new revenues, whether any such new revenues will be at levels required to offset decreases in revenues, particularly if third party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit, the impact of reengineering/cost reduction efforts on revenues, potential offsetting increases in operating expenses, variations in cost savings from, and timing of, the Company's reengineering/cost reduction efforts from those anticipated, the impact on revenues and expenses of governmental and third-party payor requirements and reimbursement levels, the ability of the Company to develop new managed care products, the level of interest that existing and potential new customers may have in managed care products offered by the Company, the ability of the Company to identify and satisfy market needs, the impact on the Company of recent and continuing changes in the health care industry, and the competitive nature of the laboratory and managed care industries.

FEE-FOR-SERVICE BUSINESS

         OVERVIEW. Clinical laboratories, such as the Company in its fee-for-service business, traditionally are reimbursed for laboratory testing services performed based upon the specific test or tests requested, commonly referred to as "fee-for-service". During 1996, the Company performed testing services for over 9,000 accounts, including office-based physicians, hospitals, long-term care facilities (including both nursing homes and adult foster care homes) and preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"). Fee-for-service business accounted for 77.8%, 72.4% and 69.6% of the Company's net revenues during 1994, 1995 and 1996, respectively.

         LABORATORY OPERATIONS AND TESTING SERVICES.   The Company currently
operates one full-service laboratory located in Southfield, Michigan, and operates or manages eight limited-service laboratories in Michigan. The Southfield laboratory was relocated in December 1995 to a more modern and efficient facility which also houses the Company's headquarters and administrative offices.

         The full-service laboratory provides a complete range of routine and esoteric testing services. The limited-service laboratories provide a limited number of routine testing services. Esoteric tests are generally those tests which are not commonly requested or which require specialized equipment or training to perform, such as HIV, DNA ploidy, allergy, flow cytometry, prostate specific antigen ("PSA") and cancer or tumor tests. Routine tests are generally those tests which are commonly requested or do not require special training or equipment, such as automated chemistries, glucose, cholesterol and complete blood count ("CBC") tests.

         The Company's limited-service laboratories refer virtually all esoteric and routine tests which are not performed by such laboratories to the Company's full-service laboratory. While some clinical laboratories refer less common tests to other reference laboratories, in 1996 the Company's laboratories performed in-house over 99% of the tests for which the Company received requests.

         There are two general categories of tests that the Company regularly performs: clinical tests and anatomical tests. Clinical tests are performed for diagnostic purposes on body fluids such as blood or urine. Anatomical tests involve the visual or microscopic examination of tissue specimens to detect abnormalities in cell composition and structure to diagnose diseases such as cancer. In 1996, the Company performed clinical and anatomical tests for approximately 1.7 million patients.

         While specimens are delivered to the Company's laboratories throughout the day, most specimens are delivered to the Company's laboratories beginning in the early evening. Each specimen is accompanied by a request form that is checked for accuracy and completeness. The specimen and related form are given a specific number to ensure that the results are attributed to the appropriate patient (an "accession" number). The test request information is entered into the Company's computer system, where a file for testing and billing information is established for each patient. This file is maintained for repeat patients in the Company's PatientLink data system. Once the information is entered, the tests are performed by one of the Company's medical technologists or laboratory professionals. Test results are entered into the computer system either automatically or manually, depending upon the test and the type of equipment used to conduct the test. Much of the Company's testing equipment, including the autochemistry and hematology equipment, is interfaced with and reports results electronically to the Company's computer system, increasing operational efficiency and reducing the possibility of errors from manual data entry. In addition, the Company maintains certain duplicate testing equipment as a back-up to enable timely processing of laboratory tests.

         CUSTOMER SERVICES. The Company's full-service and limited-service laboratories operate 24 hours a day, seven days a week. The Company maintains its own courier fleet to retrieve specimens and transport them to its laboratories. The courier system is flexible, enabling the pick-up of specimens from a physician on an emergency basis or several times per day if required. Moreover, the Company maintains its own extensive network of patient service centers throughout the State of Michigan and has established relationships with numerous affiliate centers in Michigan and other states in which the Company provides services. A patient service center is typically a small, leased facility located in a medical office building established to provide specimen collection services for patients.

         The Company provides many of its customers with an electronic reporting system consisting of a printer and modem connected to the Company's computer system. Customers equipped with this system can have results for most routine tests transmitted directly to their office the morning after the tests are performed. The Company believes that during 1996 a majority of its test results were reported using this system. Routine testing results which are not delivered electronically are delivered by the Company's couriers beginning in the morning after the tests are performed. The Company also offers certain of its customers an interactive computer system through which physicians may receive laboratory test results and retrieve other information relating to tests performed by the Company.

         The Company also provides rapid processing and reporting for tests that are required as quickly as possible ("Stat tests"). The Company's full-service and certain of its limited-service laboratories are capable of performing Stat tests for up to 80 procedures. Upon receipt of a request for a Stat test, a courier is dispatched to retrieve and transport to the laboratory the specimen to be tested. Within certain service areas, the Company uses its best efforts to assure that Stat tests are performed and the results communicated to the requesting physician within two hours after the Company is contacted to pick-up the specimen for testing.

         The Company maintains a customer response unit to provide prompt responses to questions or concerns from physicians and other customers, verbal test results, assistance in interpreting tests, technical information regarding specific tests and billing information. The Company also employs 45 full-time sales and customer service representatives. Under the Company's customer satisfaction program, the Company will repeat any test, including Stat tests, at a physician's request for any reason at no charge and, upon request, send a specimen to a customer-designated reference laboratory for a second opinion.

         QUALITY ASSURANCE. The Company believes it has developed high standards for the provision of accurate, prompt and reliable testing services. The Company's quality assurance programs are intended to determine if specimens are collected and transported properly, tests are performed accurately, and client, patient and test information is reported, billed and filed correctly. The quality assurance programs include testing quality control specimens of known concentration or reactivity to check for accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment, and personnel standards which ensure that only qualified personnel perform testing. The Company routinely reviews the effectiveness of its quality assurance programs.

         The Company's full-service laboratory and two of its other laboratories have been accredited by the College of American Pathologists ("CAP") for purposes of compliance with the Clinical Laboratory Improvement Amendments of 1988, as amended. All of the Company's laboratories are certified by all required agencies of the federal government. See Item 1 - "Business -- Government Regulation".

         REIMBURSEMENT; IMPACT OF INDUSTRY TRENDS. The amount of the fee charged for any test depends on a number of factors, including the complexity of the testing procedure, the type of equipment required and the frequency with which the test is requested.

         The Company's fee-for-service charges are reimbursed by a number of payors. In 1996, the Company's net revenues from fee-for-service business were derived approximately 35% from governmental payors, approximately 25% from various private insurance companies and other similar programs, approximately 25% from private payors and approximately 15% from hospitals and physicians. Under various governmental regulations and insurance provider agreements to which the Company is a party, the Company is required to accept as payment in full the reimbursement paid by governmental and certain insurance payors for services provided to patients covered under such programs. Beginning August 1, 1993, third-party payors have been instituting changes in reimbursement policies which have negatively affected the Company's fee-for-service revenue and overall profitability. Further significant changes in reimbursement policies are under consideration by a number of third-party payors such as Medicare, Medicaid and insurance companies. Such changes, if instituted, could further negatively affect the Company's fee-for-service revenue and overall profitability by reducing amounts received for the Company's services, increasing testing costs and increasing collection costs and bad debt expenses. For a more detailed discussion of the regulation of reimbursements from governmental payors, see "Business -- Government Regulation -- Third Party Reimbursement Regulation". For a discussion of the impact of changes in reimbursement policies on the Company's results of operations for 1995 and 1996, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company's fee-for-service revenues have also been negatively affected by changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally. These changes result from a variety of factors, including the shift from traditional fee-for-service to discounted or managed care arrangements and the level and nature of tests ordered. For a discussion of the impact of changes in test and payor mixes on the Company's results of operations for 1995 and 1996, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Increasing numbers of patients, including Medicaid and Medicare recipients, are participating in managed health care delivery systems such as HMOs and PPOs, employer-, employer group-, union- and government-sponsored programs and various managed health care organizations. These organizations often contract with one or a limited number of laboratories to provide all laboratory services for their members, at significantly discounted or capitated rates. While this change creates new opportunities for the Company's Managed Care Programs, its fee-for-service revenues are being negatively affected. In addition, such change is causing the Company to become increasingly dependent on contracts with a few large managed care organizations.

MANAGED CARE PROGRAMS

         OVERVIEW. Since 1985, the Company has also offered Managed Care Programs for employer-, employer group-, union- and government-sponsored health care benefit plans and other groups. Under its Managed Care Programs, in exchange for a capitated rate, the Company is required to provide, or to coordinate the provision of, substantially all of the services specified in the Managed Care Program contract to all Covered Persons. Depending on the Managed Care Program involved, those services currently include any one or more of the following ordered by physicians for Covered Persons: non-hospital clinical laboratory testing, durable medical equipment, respiratory therapy and orthotic and prosthetic appliances; and, in the future, may include diagnostic imaging services. The Company provides some of the required clinical laboratory testing services directly in Michigan and arranges through subcontracting agreements with other qualified providers to provide the remaining services. The Company currently has 36 Managed Care Program contracts, two of which began in 1996, covering over 800,000 Covered Persons located in all 50 states. A "Covered Person" is a person who is entitled to benefits under a specific Managed Care Program Contract. Individuals participating in more than one Managed Care Program are treated as a separate Covered Person under each program. The Company's Managed Care Programs are designed to permit customers to reduce costs while maintaining the quality and availability of the specialty health care services offered by the Company. The Company's Managed Care Programs are also designed to lessen physicians' incentive to order unnecessary health care services. The Managed Care Programs implemented to date have resulted in first-year plan costs which were at least 20% less than the plan sponsor's projected costs for that year. The Company's Managed Care Programs are also designed so that Covered Persons can continue to use the physicians of their choice.

         During 1994, 1995 and 1996, revenues from the Company's Managed Care Programs accounted for 22.2%, 27.6% and 30.4%, respectively, of the Company's net revenues.

         CUSTOMERS. The principal customers for which the Company has established Managed Care Programs are large employers, union-sponsored and government-sponsored health care benefit plans, as well as HMOs and PPOs. Although many of the Company's new Managed Care Programs are with groups not affiliated with the automobile industry, during 1995 and 1996 a majority of the Company's Managed Care Program revenues were derived from contracts with unions and companies affiliated with the automobile industry, with revenues derived from contracts with two of these customers collectively accounting for virtually all of these automobile industry-related Managed Care Program revenues. A decrease in the number of employees and retirees under these programs, downsizing in the automobile industry or an adverse change in the Company's relationships with the employers and unions with whom it has Managed Care Programs could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. During 1996, the Company had one customer, Ford Motor Company, which accounted for 11% of its consolidated net revenues.

         SERVICES PROVIDED. The Company offers two basic services under its Managed Care Programs: laboratory services and home medical services. Most of the Company's managed care revenues are generated from its laboratory services programs.

         Laboratory Services. The Company's basic laboratory services Managed Care Program covers generally all non-hospital clinical laboratory services ordered by physicians for Covered Persons on a "carve-out" basis, i.e., independent from the other health care benefits and programs provided by the employer or group for the Covered Persons. Under this program, the Company is paid a fixed monthly payment by the customer. The fixed monthly payments established by the Company are generally guaranteed by the Company for two years, while the contracts governing the Managed Care Programs are generally renewable on an annual basis and terminable upon 30 or 60 days prior written notice (depending on the program) by the customer. For Managed Care Programs covering Covered Persons located in Michigan, the Company's laboratories are designated as the provider of substantially all covered laboratory services for such Covered Persons. For Managed Care Programs covering Covered Persons located elsewhere, the Company subcontracts on a discounted fee-for-service basis with other clinical laboratories, principally Laboratory Corporation of America ("LCA") and, to a lesser extent, SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), to provide all laboratory services to Covered Persons located in those markets. The Company's subcontracts with LCA are generally terminable by either party on short notice. In the event that LCA terminates these subcontracts or is unable or unwilling to perform its services under these subcontracts, the Company would be required to locate another national clinical laboratory or a group of smaller laboratories throughout the United States to provide such services on short notice and, potentially, at a significantly greater cost. While the Company believes it could replace LCA's services without a significant increase in cost, there can be no assurance to that effect.

         Home Medical Services. The Company's Managed Care Subsidiary in Michigan (the "Michigan Managed Care Subsidiary") is the nationwide administrator of Ford Motor Company's and the United Auto Workers' comprehensive home medical services ("HMS") program. The HMS program provides all durable medical equipment (such as hospital beds, wheelchairs and canes), respiratory therapy, and orthotic and prosthetic appliances for employees enrolled in the traditional health plan at a prepaid, capitated rate. The multi-year contract became effective June 1, 1995 and covers approximately 200,000 Ford hourly workers, non-Medicare retirees and their dependents in 50 states. The HMS program resulted in first-year annual employer expenditures for these services which were at least 30% less than the plan sponsor's projected costs for that year. The Company has subcontracted with third parties, to provide services under its HMS agreements. The subcontracts generally run for the term of the Ford HMS Program contract and cannot be terminated earlier by the subcontractor without penalty. The fixed monthly fee established by the Company for the Ford HMS Program is guaranteed by the Company through December 31, 1997, while the program is terminable by Ford upon 30 days prior written notice. The Michigan Managed Care Subsidiary performs risk management and administrative functions, retaining a portion of the annual capitated fees.

         While the subcontractors under the HMS program will generally receive a capitated rate under the program, if a subcontractor did not or was not able to provide services, the Company would be obligated to locate other providers to do so, potentially at a significantly greater cost. In addition, the Company is required to indemnify Ford Motor Company ("Ford") for any expenses incurred by Ford in replacing the HMS program in the event that Ford cancels such program due to the Company's or any of its subcontractors' non-performance. While the subcontractors under the HMS program have indemnified the Company for liability arising from their non-performance, there can be no assurance that these subcontractors will be able to satisfy such indemnification liability or that the Company will not have liability to Ford in a situation where the subcontractors' indemnification is not applicable.

         Diagnostic Imaging Services. The Company also has under development a Managed Care Program for diagnostic imaging services. Imaging services under such a Program would be subcontracted to one or more third parties and the Company would perform all associated administrative services.

ACQUISITION STRATEGY

         The Company continues to examine new acquisition and joint venture opportunities. The Company continues to review selective new acquisition and joint venture opportunities in the State of Michigan, as they arise, as a means of increasing its Michigan-based revenue. The Company is also examining acquisition opportunities in other markets where the progress of laboratory consolidation is not as advanced as a means of entering new markets. In evaluating an acquisition candidate, the Company analyzes several strategic characteristics, including the candidate's client and payor mix, the candidate's geographic location, the nature of testing services required in the market and currently provided by the candidate, the presence and strength of local competition, the net revenues and testing volume of the candidate, the opportunities for economies of scale and the structure of the transaction. The purchase consideration for these acquisitions may be cash, equity or debt securities or a combination of the foregoing. A portion of the total purchase price may be contingent or adjustable based upon the achievement of post-acquisition financial targets. Financing may be obtained from the seller or from a financial institution or other lender. Additional borrowings require the consent of the Company's principal bank lender and may be secured or unsecured. There can be no assurance that the bank will permit acquisition borrowings or that the Company's future financial performance will permit it to obtain financing for acquisitions. The Company currently is not a party to a letter of intent or definitive agreement with any material acquisition candidates. There can be no assurance that the Company will enter into any such agreements or acquire any acquisition candidates. The Company's ability to consummate additional acquisitions will be limited by available acquisition opportunities, the Company's financial resources and operation limitations. In addition, there can be no assurance that the Company will be able to profitably integrate any acquired company into the Company's operations. For a discussion of limitations on the availability of financing for acquisitions, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

SALES AND MARKETING

         The Company has established fee-for-service sales territories covering the entire State of Michigan, Indiana and Ohio. As of December 31, 1996, the Company employed 18 direct sales representatives who market its services principally to physician offices, clinics, PPOs, HMOs and institutions such as hospitals, nursing homes and drug recovery centers. In addition, the sales representatives call upon physicians who are first exposed to the Company's testing services as a result of its Managed Care Programs. As of December 31, 1996, the Company also employed 27 additional customer service representatives who work together with the sales representatives under a team approach to provide support services to the Company's customers.

         The Company is focusing its fee-for-service sales efforts on margin enhancement. The Company's strategy is to increase the volume of its fee-for-service clinical laboratory testing services to realize economies of scale available from increased use of its automated testing capacity and to increase revenues. Selective analysis of new accounts will also be performed to keep revenue levels in line with the cost of services provided. The Company plans to concentrate its sales activities in selected geographic regions where a minimum of infrastructure expansion is required to provide services.

         With respect to its Managed Care Programs, as of December 31, 1996, the Company employed 10 sales and service representatives to market the Managed Care Programs primarily to large employer-, employer group-, union- and government-sponsored health care benefit plans, HMOs, PPOs, health care alliances and other groups. The establishment of a Managed Care Program for a large employer or other group often requires the involvement of multiple departments within the employer or group, as well as participation of that company's unions. As a result, Managed Care Programs may take six months to a year or more to negotiate and implement.

         The Company also markets its Managed Care Programs through other managers of health care benefits. The Company has a Teaming Agreement to sell its Managed Care Programs with programs offered by a manager of health care benefits to offer overall programs with greater potential savings for potential customers and also uses the sales and marketing networks of this manager to reach a broader group of potential customers.

         The Company believes there are synergies between its Managed Care business and its fee-for-service business. For example, the growth in the number of Covered Persons covered by the Company's Managed Care Programs has increased the exposure of the Company's services and capabilities to physicians serving Covered Persons, which the Company believes has resulted in additional fee-for-service business through referrals of non-Covered Persons to the Company by these physicians. In addition, the Company believes that its strong reputation for providing fee-for-service laboratory testing, its extensive network of patient service centers and the wide range of physician offices and institutions regularly served through its fee-for-service business have a positive effect on the Company's ability to market its Managed Care Programs.

COMPETITION

         The clinical laboratory testing industry is characterized by intense competition. The Company faces competition from numerous national and local independent clinical laboratories, hospital-based laboratories, insurance companies, HMOs, PPOs, third party administrators and managed health care organizations. The

Company also faces increasing competition from hospitals, particularly those which control HMOs, PPOs or other managed health care organizations.

         With respect to the Company's fee-for-service business, the Company competes primarily on the basis of the quality of its testing, reporting and information services, its reputation in the medical community, the introduction of new testing procedures and its ability to perform virtually all clinical laboratory tests in-house. Under federal and Michigan law, physicians are prohibited from marking-up the cost of third-party laboratory tests. Accordingly, the Company competes for fee-for-service business primarily on the basis of quality and service, with a particular emphasis on rapid reporting of test results and responsiveness to customer requests, as well as its ability to perform virtually all clinical laboratory tests in-house. Some of the independent laboratories which compete with the Company have a national presence and have substantially greater financial resources than the Company. The Company must also maintain competitive pricing for both its fee-for-service and Managed Care operations.

         With respect to its Managed Care Programs, the Company competes on the basis of price, service and its experience in providing this type of health care program. The Company believes its experience, reputation and long-standing relationships offer it a competitive advantage with respect to maintaining its existing Managed Care Programs and establishing new Managed Care Programs. The Company is experiencing increased competition with regard to its Managed Care Programs from insurance companies, HMOs, PPOs, third-party administrators and other managed health care companies which offer similar programs. In particular, the Company is facing aggressive pricing of these programs by its principal competitors.

         In addition to competition for customers, the Company faces increasing competition for obtaining the services of qualified personnel. These personnel are difficult to recruit and retain, and there can be no assurance that the Company will be successful in attracting and retaining these employees.

SEASONALITY

         The volume of tests performed by the Company tends to decrease during the summer months, year-end holiday periods and periods of inclement weather. Although these seasonal effects are partially offset by the Company's Managed Care Programs, which provide monthly revenues based upon capitated rates rather than based upon testing volume, these seasonal decreases in testing volume tend to reduce net revenue and net income for the third and fourth quarters each year. As a result, comparisons of the results of successive quarters may not accurately reflect trends or results for the full year. See Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations".

GOVERNMENT REGULATION

         The Company's operations are subject to governmental regulations at the federal, state and local levels.

         CERTIFICATION REGULATION. The Company's laboratories are certified under the federal Medicare and Medicaid programs and have been issued the registration certificates required by the federal Clinical Laboratory Improvements Amendments of 1988, as amended ("CLIA"). CLIA has established periodic reporting requirements, performance and operational standards and procedures, and periodic inspection and testing programs. Any failure of the Company's laboratories to meet the requirements of CLIA and the regulations promulgated thereunder could result in significant fines, civil and criminal penalties, third-party liability, and loss of the Company's licenses, certifications or other approvals required to continue operations, which could have a material adverse effect on the

Company's business, financial condition, including working capital, and results of operations. State laws and regulations applicable to the Company's laboratories may have requirements exceeding federal requirements.

         ANTI-FRAUD AND ABUSE REGULATION; MEDICARE AND MEDICAID AUDITS AND REVIEWS. The Medicare and Medicaid Patient and Program Protection Act of 1987 and various other federal and state statutes (the "Fraud and Abuse Statutes") prohibit laboratories from soliciting, offering, paying, receiving or accepting any remuneration as an inducement for the referral or the arrangement of referral of laboratory work for which payment is made in whole or in part under the Medicare or Medicaid and other government third-party payor programs. Contravention of the federal Fraud and Abuse Statutes is a criminal and civil violation and can subject the laboratory and persons acting on behalf of the laboratory to significant fines, penalties, imprisonment and exclusion from the Medicare and Medicaid and other government third-party payor programs. The Fraud and Abuse Statutes also prohibit bribes and kickbacks in connection with the furnishing of goods or services under Medicare or Medicaid or other third-party payors and prohibit offers of rebates or other benefits to persons referring test specimens to a laboratory. The Company is also subject to other federal and state statutes that impose civil and criminal penalties for claims upon federal or state authorities for payment or reimbursement for services, or any related statements made to induce payment, if such claims or statements are found to be false, misleading or otherwise fraudulent.

         The Company may be excluded from participation in Medicare and Medicaid for a variety of reasons, including, but not limited to, if any of its health care licenses are revoked or suspended, if it is suspended under a state health care program or any federal government program (whether or not related to health care), if it is found to have submitted false or fraudulent claims or related statements to authorities or engaged in kickbacks or other prohibited activities, if it is found to have failed to provide necessary information to regulatory authorities or to comply with administrative orders, or it is otherwise found to be in violation of federal or state laws applicable to clinical laboratory services. Exclusion also can occur if the Company, or any of its officers, directors, agents, managing employees or any person with a five percent or greater share of ownership or control is convicted of certain criminal offenses related to Medicare, Medicaid or controlled substances. Combined Medicare and Medicaid reimbursements accounted for 26.7%, 24.8% and 21.9% of the Company's net revenues during 1994, 1995 and 1996, respectively. Exclusion from Medicare or Medicaid would have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         Medicare and Medicaid from time to time conduct compliance reviews of the Company's activities to determine compliance with these laws, regulations and restrictions. In recent years, these governmental payors have significantly expanded their efforts to detect instances of non-compliance and related enforcement activities. The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors and, from time to time, has been required to return monies paid to it by such payors. The Company has not yet received final determination notices or decision letters relating to compliance reviews conducted by two of its largest third-party payors.

         Failure to comply with these laws, regulations and restrictions could result in the imposition of significant fines, civil and criminal penalties, third-party liability, exclusion from Medicare and Medicaid, and loss of licenses and approvals necessary for the Company to conduct its business operations.

         REGULATION OF RELATIONSHIPS WITH PHYSICIANS. Section 1877 of the Social Security Act, as amended (42 U.S.C. Section 1395nn) (the "Stark Law"), prohibits (i) a physician from making a referral to the Company for any designated health service, including laboratory services, for which Medicare or Medicaid reimbursement may be received if the physician or any member of the physician's immediate family (including the physician's spouse, parents, grandparents, children, grandchildren, siblings, spouse's parents, and the spouse of the physician's children, siblings, grandparents and grandchildren) has a financial relationship (i.e., ownership or investment interest or compensation arrangement, subject to certain exceptions) with the Company and (ii) the Company from billing Medicare or Medicaid for any designated health service based on such a referral. An ownership or investment interest may be in the form of equity or debt and owners of Debentures or Common Stock would be considered to have a "financial relationship" (as defined in the Stark Law) with the Company. Accordingly, subject to certain exceptions, a physician is prohibited from making a referral to the Company for a Medicare- or Medicaid-covered designated health service if the physician or any of the physician's immediate family members have an investment in the Company's Common Stock or the Debentures or have a compensation arrangement with the Company.

         In addition, the Stark Law requires the Company to report to the United States Department of Health and Human Services the identity of all persons who have a financial relationship with the Company and who are physicians or immediate family members of physicians. The Stark Law imposes civil penalties for improper claims for payment, for the creation of arrangements to circumvent the law and for failure to comply with the reporting requirements. Failure to comply with the Stark Law may also result in the Company's exclusion from the Medicare and Medicaid programs. The Stark Law sets forth a number of exceptions to the statute. The Health Care Financing Administration of the United States Department of Health and Human Services has promulgated regulations under the Stark Law, which regulations became effective September 12, 1995. The Company does not believe the regulations promulgated under the Stark Law have significantly changed the impact of the Stark Law on the Company.

         THIRD-PARTY REIMBURSEMENT REGULATION. For most of the tests performed for Medicare or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly and, for all tests, laboratories are required to accept Medicare or Medicaid approved amounts as payment in full. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for testing for Medicaid recipients. The Omnibus Budget Reconciliation Acts of 1989 and 1990 provide that clinical laboratories which do not perform on-site at least 70% of the testing procedures billed to Medicare may not bill Medicare for tests not performed on-site and that 70% of the tests for which the laboratory receives requests must be performed on-site. The Company has historically exceeded these levels and, during 1996, over 99% of the tests it was requested to perform were performed in-house.

         Medicare and Medicaid reimbursements account for a significant portion of the Company's net revenues. Medicare, Medicaid and other third-party reimbursements are subject to periodic review and adjustment. Government reimbursements to the clinical laboratory industry have been the subject of heightened legislative and regulatory scrutiny in recent years. Medicare and Medicaid reimbursement programs contain various restrictions on prices that can be charged by laboratories. Medicare reimbursement for services provided by clinical laboratories was reduced several times in recent years from previously authorized levels. Further changes in Medicare reimbursement policies are under consideration and such changes, if instituted, could negatively affect the Company's fee-for-service revenue and overall profitability.

         The Company's liquidity may be affected by how promptly the Company is reimbursed by Medicare, Medicaid and other third-party payors. The Company from time to time has experienced a slowdown in payments from such third-party payors.

         Legislation has been passed in different forms by the Senate and the House of Representatives to reform both the Medicare and Medicaid programs. To date, this proposed legislation has not been enacted into law and, therefore, the Company is unable to determine at this time what the reforms will be and what, if any, impact the reforms will have on the Company. However, if laboratory service costs are shifted to Medicare recipients, the Company believes its costs and noncollectibles relating to such services would increase.

         For a discussion of the impact of changes in reimbursement policies on the Company's results of operations for 1995 and 1996, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         ENVIRONMENTAL REGULATION. The Company has registered with and holds licenses and certificates issued by federal and state authorities concerning controlled substances and radioactive materials that are purchased, handled and disposed of in connection with certain tests conducted at the Company's facilities. The Company is also subject to certain laws relating to protection of the environment and public safety and health, including federal and state laws governing the containment, storage, decontamination and disposal of certain defined medical wastes and hazardous wastes.

         SAFETY AND HEALTH REGULATION. Pursuant to the Federal Occupational Safety and Health Act and the Michigan Occupational Safety and Health Act, laboratories have a general duty to provide a workplace for employees that is safe from hazard. The United States Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA has promulgated regulations specifically applicable to occupational exposures to blood borne pathogens in the workplace. These regulations currently require evaluation of potential workplace exposures, employee training and development of an exposure control plan, and include engineering and workplace controls, workplace practices, and the offering of certain vaccinations to applicable employees. The Company also has and intends to bid on contracts for laboratory testing services with agencies of local, state and federal governments. Such contracts may require compliance with certain government-mandated restrictions concerning the conduct of the Company's business and may subject the Company to penalties in excess of the value of the services for any non-compliance or false certification of compliance.

         MANAGED CARE REGULATION. The Company's Managed Care Programs require that the Company and the Managed Care Subsidiaries be licensed under various laws in certain states in which they operate.

         Most of the Company's Managed Care Program revenues during 1996 were derived from the Michigan Managed Care Subsidiary. The Michigan Managed Care Subsidiary is licensed as an Alternative Health Care Financing and Delivery System ("AFDS") by the Insurance Bureau of the Michigan Department of Consumer and Industry Services (the "Michigan Insurance Bureau") and the Michigan Department of Community Health pursuant to the Michigan Health Maintenance Organization Act (the "HMO Act"). The AFDS license and the HMO Act specify terms and conditions with which the Michigan Managed Care Subsidiary must comply in order to retain its AFDS license, including certain financial requirements.

         The HMO Act requires that the Michigan Managed Care Subsidiary maintain: (i) a net worth of $500,000; (ii) a deposit of $100,000 (consisting of cash or securities, as defined in the HMO Act and the Michigan Insurance
Code) with the state treasurer or with a federally or state chartered financial institution held solely for the benefit of Covered Persons in the event of insolvency of the Michigan Managed Care Subsidiary; (iii) working capital of $250,000 or such greater amount as the State of Michigan Insurance Bureau may, in the future, deem to be adequate for the Michigan Managed Care Subsidiary,
(iv) a minimum deposit of 5% of the Michigan Managed Care Subsidiary's annual subscription income (consisting of cash or securities) with the state treasurer or with a federally or state chartered financial institution held solely for the benefit of Covered Persons in the event of insolvency of the Michigan Managed Care Subsidiary. The minimum deposit described in (iv) is subject to a maximum of

$500,000, if the Michigan Managed Care Subsidiary has a positive net worth, or $1,000,000, if the Michigan Managed Care Subsidiary has a negative net worth. The Company met the maximum $500,000 requirement at December 31, 1996.

         The Michigan Insurance Bureau has responsibility under the HMO Act for ensuring that the Michigan Managed Care Subsidiary is financially and actuarially sound and has adequate working capital and statutory deposits and reserves. The HMO Act grants to the Michigan Insurance Bureau discretion to establish additional financial reserve requirements and to impose restrictions on the distribution of funds from the Michigan Managed Care Subsidiary. The Michigan Insurance Bureau requires the Michigan Managed Care Subsidiary to file quarterly and annual reports detailing all transactions, including cash disbursements, with its affiliates.

         The Michigan Managed Care Subsidiary is generally permitted to make cash distributions to the Company out of such subsidiary's earned surplus, but only to the extent such distributions do not cause the subsidiary to fail to satisfy the minimum net worth, working capital and other reserve requirements of the Michigan Insurance Bureau or the Michigan Insurance Bureau has not otherwise limited such distributions.

         The other states in which the Company's other Managed Care subsidiaries have Managed Care Programs regulate such subsidiaries to varying degrees and, in some instances, require licenses. Loss of these licenses could result in the Company being prohibited from continuing to offer its Managed Care Programs in one or more states. The Company's Managed Care subsidiary in Ohio is also subject to certain limitations on cash distributions. As the Company expands its Managed Care Programs into other states, it may experience similar limitations on cash distributions in certain of those states as well.

         If the Company were not able to transfer adequate levels of cash from its Managed Care Subsidiaries, it is possible that the Company would not have sufficient cash available to fund its working capital needs and debt service requirements.

         GENERAL. The laws and regulations affecting the clinical laboratory industry and third party reimbursement change frequently. There can be no assurance that changes to such laws and regulations will not have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. In addition, legislation may be introduced in Congress or by one or more state legislatures to reform certain facets of the health care delivery system. The Company cannot predict whether any of these possible proposals will become law or the effect such legislation would have on the Company. Several health care reforms have been proposed both at the federal and state levels, including controls on health care spending, price controls and fundamental changes in the health care delivery system. While the Company cannot predict whether any of these proposals will become law, changes in the level of support by federal and state governments of health care services, the methods by which such services may be delivered and the prices which may be charged for such services may all have a material adverse impact on the Company's business, financial condition, including working capital, and results of operations. A national health care delivery system could eliminate the need for the Company's Managed Care Programs. In addition, even consideration of reform proposals can have an adverse effect on the Company's Managed Care Programs because the Company believes health care plan sponsors are less willing to consider changes in their plans when they think the government will mandate the types of benefits that must be provided or the method of delivery of benefits. The Company cannot predict which, if any, health care reform proposals will be adopted or, if adopted, their effect on the Company's business.

         The Company's failure to comply with any of the above-described laws, regulations, restrictions or licenses could subject the Company to fines and penalties, exclusion from Medicare and Medicaid, loss of licenses and approvals and compliance orders or other remedies which could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 698 employees, approximately 564 of whom were full-time employees. In February , 1997 the Company entered into an agreement with a professional employer organization ("PEO") the result of which is that substantially all of the Company's personnel are now leased from the PEO. None of the Company's personnel are represented by a labor union or are subject to a collective bargaining agreement and the Company has never experienced a work stoppage as a result of its personnel relations.

ITEM 2.  PROPERTIES

         The Company's full service laboratory, headquarters and administrative offices are located in Southfield, Michigan. The Company substantially completed the relocation of its full service laboratory to this site in December 1995. The Company occupies approximately 87,000 square feet at this site under a lease which expires in November 2009. The Company also operates a limited-service laboratory in Clare, Michigan, which occupies approximately 6,000 square feet under a newly negotiated lease whose term expires on December 31, 1998. The Company also operates six "stat" laboratories and 54 patient service centers, which typically occupy 500 to 2,000 square feet under leases with terms ranging from one to five years, except for the Lansing, Michigan "stat" laboratory which occupies approximately 11,500 of the 31,000 square feet leased by the Company under a lease terminating in June 2002. The Company's Lansing, Michigan facility has an additional 20,000 square feet of unused space, 15,000 square feet of which have been sublet and 5,000 square feet of which the Company is currently attempting to sublet.

         Borrowings under the Company's credit facility with its principal lender are collateralized by substantially all of the Company's assets, except for assets of the Company's Managed Care subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

         In connection with the acquisition of the business of the Predecessor in 1991, the Company agreed to indemnify the Predecessor and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for federal and state income tax liabilities arising from such acquisition, as well as federal and state income tax liabilities arising from such indemnification, including tax deficiencies that would arise if the acquisition was not treated as a tax-free transaction. The Predecessor and its shareholders have received notices of deficiency, dated July 13, 1995, from the Internal Revenue Service. The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and will defend vigorously its position.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on The Nasdaq National Market
under the symbol USML.   The following table sets forth for the periods
indicated the high and low sales prices for the Common Stock as reported on The Nasdaq National Market.

1995                         HIGH                 LOW
First Quarter                7                    4 1/2
Second Quarter               6 1/2                5 1/2
Third Quarter                6 3/8                5 3/4
Fourth Quarter               6                    3 15/16

1996
First Quarter                4 1/4                2 3/4
Second Quarter               6 1/8                3 1/8
Third Quarter                5 3/8                3 3/8
Fourth Quarter               4 1/4                2

         As of March 4, 1997, there were approximately 66 record holders of the Common Stock based upon the records of Company's transfer agent.

         The Company has not paid any cash dividends on the Common Stock in 1995 or 1996, and it does not intend to pay any cash dividends on the Common Stock in the foreseeable future. In addition, certain covenants in the Company's credit facility, including a covenant requiring the Company to maintain a current ratio, may restrict the Company's ability to pay cash dividends. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company currently anticipates that it will retain all of its earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below is derived from the Company's audited consolidated financial statements and should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto included elsewhere herein.

                                                                  Year Ended December 31,
                                               ------------------------------------------------------------
                                                1996      1995          1994            1993          1992
                                                ----      ----          ----            ----          ----
                                                         (In thousands, except per share data)
RESULTS OF OPERATIONS DATA:
Fee-for-service revenue                       $40,042    $48,367       $54,264        $53,679       $35,313
Managed care revenue                           17,522     18,406        15,451         12,102         9,305
                                              -------    -------       -------        -------       -------
    Total net revenue(1)                       57,564     66,773        69,715         65,781        44,618
Laboratory expenses                            39,260     42,842        43,820         38,703        24,878
Selling, general and admini-
  strative expenses                            11,961     14,960        16,061         15,129        11,640
Provision for doubtful
  accounts(1)(2)                                4,141      4,489         2,879          2,928           -
Special charge(3)                               5,255        -             287            -             -
Restructuring charge(4)                           -          -           4,142            -             -
Depreciation and amortization                   4,517      4,239         3,995          3,498         2,065
                                              -------    -------       -------        -------       -------
Operating income (loss)                        (7,570)       243        (1,469)         5,523         6,035
Interest expense                                1,790      1,591         1,396          1,202         1,420
Other (income) expense,
  net(5)                                         (142)       (90)         (145)        (1,242)           58
                                              -------    -------       -------        -------       -------
Income (loss) before income
  taxes and extraordinary
  item                                         (9,218)    (1,258)       (2,720)         5,563         4,557
Income taxes (benefit)(6)                      (1,467)      (277)         (766)         1,245         1,128
                                              -------    -------       -------        -------       -------
Income (loss) before extra-
  ordinary item(6)                             (7,751)      (981)       (1,954)         4,318         3,429
Extraordinary item, net (7)                         -          -           167              -           680
                                              -------    -------       -------        -------       -------
Net income (loss)(6)                          ($7,751)     ($981)      ($2,121)       $ 4,318       $ 2,749
                                              =======    =======       =======        =======       =======
Income (loss) per share
  before extraordinary item(6)                 ($1.20)    ($0.15)       ($0.30)         $0.66         $0.68
Net income (loss) per share(6)                 ($1.20)    ($0.15)       ($0.33)         $0.66         $0.55
Average shares outstanding
  and common equivalent shares                  6,462      6,392         6,417          6,518         5,011

BALANCE SHEET DATA: (AT END
  OF PERIOD)
Working capital                               $ 1,127    $ 3,130       $ 3,857        $ 1,900       $ 2,240
Total assets                                   57,072     64,566        65,816         69,086        50,117
Long term debt (net of current
  portion)                                     19,013     12,443        13,669         14,133         7,071
Stockholders' equity (8)                       26,839     33,968        34,171         36,392        32,288

OTHER DATA:
EBITDA (9)                                    ($3,053)   $ 4,482       $ 2,526        $ 9,021        $8,100
EBITDA before restructuring and
  special charge (9)                            2,202      4,482         6,995          9,021         8,100
Net cash provided by
  operating activities (10)                       878      4,267         3,992          4,669         3,284
Net cash used in investing activities          (1,604)    (1,797)       (1,644)        (8,749)      (11,668)
Net cash provided by (used in)
  financing activities                          1,954     (2,761)       (2,156)         3,517         9,225

(1) Effective July 1, 1993 the provision for doubtful accounts is included in operating expenses. Prior to July 1, 1993, the provision for doubtful accounts was included in revenue.

(2) Includes charges in 1993 of $1.5 million following the conversion to a new Company-wide computer system.

(3) The 1994 special charge reflects expenses incurred in connection with a review of strategic alternatives undertaken by the Company in 1994. The 1996 special charges, totaling $5.3 million, reflect expenses incurred in connection with actions designed to reduce costs, improve operating effectiveness and increase overall profitability. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Special Charge" and
          Item 8 - Note 2 to the Notes to Consolidated Financial Statements, "Special Charges - 1996."

(4) Reflects charges in connection with the Company's restructuring program.

(5) Includes $1.1 million of life insurance proceeds, net of related costs and expenses, in 1993.

(6) Does not include $2.1 million of tax benefits relating to the 1996 loss which, under applicable accounting rules, could not be recognized in 1996. These losses are treated as net operating loss carry forwards for accounting purposes and may be used to offset future profits of the Company. See Item 8- Note 11 to Notes to Consolidated Financial Statements, "Income Taxes" and Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes."

(7) Reflects write-off of financing costs in connection with refinancings of debt in 1992 and 1994, net of income tax benefits.

(8) The Company has paid no dividends on Common Stock during the periods presented.

(9) EBITDA represents earnings before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item and acquisition expense but after restructuring and special charge. EBITDA before restructuring and special charge represent earnings before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item, acquisition expense and restructuring and special charge. The Company and laboratory industry analysts use EBITDA as a method of measuring and comparing the financial performance of clinical laboratory companies, many of which were formed by combining with and acquiring other clinical laboratory companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA before restructuring and special charge is included in the table to permit a year to year comparison of EBITDA data exclusive of those charges not expected to be recurring. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes." Neither EBITDA nor EBITDA before restructuring and special charge should be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

(10) Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following discussion and analysis of financial results covers the three years ended December 31, 1996. The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of operations.

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                           1996            1995             1994
                                                           ----            ----             ----
Fee-for-service                                            69.6 %           72.4 %           77.8 %
Managed care                                               30.4             27.6             22.2
                                                          -----            -----            -----
Total net revenue                                         100.0            100.0            100.0
Laboratory expenses                                        68.2             64.2             62.9
Selling, general and
  administrative expenses                                  20.8             22.4             23.0
Provision for doubtful accounts                             7.2              6.7              4.1
Special charge                                              9.1              --               0.4
Restructuring charge                                        --               --               6.0
Depreciation and amortization                               7.9              6.3              5.7
                                                          -----            -----            -----
Operating income (loss)                                   (13.2)             0.4             (2.1)
Interest expense                                            3.1              2.4              2.0
Other (income) expense, net                                (0.3)            (0.1)            (0.2)
                                                          -----            -----            -----
Income (loss) before income
  taxes and extraordinary item                            (16.0)            (1.9)            (3.9)
Income taxes (benefit)                                     (2.5)            (0.4)            (1.1)
                                                          -----            -----            -----
Income (loss) before
  extraordinary item                                      (13.5)            (1.5)            (2.8)
Extraordinary item, net                                     --               --               0.2
                                                          -----            -----            -----
Net income (loss)                                         (13.5)%           (1.5)%           (3.0)%
                                                          =====            =====            =====
EBITDA*                                                    (5.3)%            6.7 %            3.6 %
EBITDA before restructuring
  and special charge*                                       3.8 %            6.7 %           10.0 %
Net cash provided by operating
  activities**                                              1.5 %            6.4 %            5.7 %

_________________________________________

* EBITDA represents earnings before interest, taxes, depreciation, amortization, other (income) expense and extraordinary item, but after restructuring and special charge. EBITDA before restructuring and special charge represents earnings before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item and restructuring and special charge. The Company and laboratory industry analysts use

         EBITDA as a method of measuring and comparing the financial performance of clinical laboratory companies, many of which were formed by combining with and acquiring other clinical laboratory companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA before restructuring and special charge is included in the table to permit a year to year comparison of EBITDA data exclusive of those charges not expected to be recurring. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes." Neither EBITDA nor EBITDA before restructuring and special charge should be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

** Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

         NET REVENUE. The Company's net revenue is generated from managed care programs, primarily laboratory, with major employers, union and government benefit plans, and from traditional laboratory fee-for-service business. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Covered Person's physician of choice and, in some cases, equipment and appliances. In the fee-for-service business, the Company charges a fee based upon the type of test requested by the patient's physician.

         Total net revenue in 1995 was $66.8 million, a decrease of $2.9 million from 1994. An increase in managed care revenue in 1995 was more than offset by a $5.9 million decrease in fee-for-service revenue. Total net revenue in 1996 was $57.6 million, a decrease of $9.2 million from 1995. This decrease principally results from an $8.3 million decrease in fee-for-service revenues.

         Managed care revenue totaled $15.5 million, $18.4 million and $17.5 million for fiscal years 1994, 1995 and 1996, respectively. All of the $2.9 million, or 18.7%, increase from 1994 to 1995 was due to an entire year of revenue from new programs commenced in 1994 and five new programs that commenced in 1995 and was offset in part by a decrease in the number of employees and retirees covered by existing Managed Care Programs. The decrease in revenue for 1996 was primarily due to a program that expired during August 1996 and was renewed two months later at a reduced level, and to a lesser extent, decreases in participation levels, fee reductions in a program and program terminations. Managed Care Programs with United Auto Workers ("UAW")/Ford Motor Company ("Ford") and UAW/Chrysler Corporation ("Chrysler") collectively accounted for 59.0%, 57.0% and 61.6% of managed care revenue for 1994, 1995 and 1996, respectively. The increase in 1996 is principally due to the impact of a full year of revenues from the UAW/Ford home medical services program implemented June 1, 1995. As a percentage of total net revenue, managed care revenue has increased from 22.2% in 1994 to 27.6% in 1995 to 30.4% in 1996, due primarily in 1995 to new Managed Care Programs and in 1996 to decreases in the Company's fee-for-service revenue.

         Fee-for-service revenue was $48.4 million in 1995, a decrease of $5.9 million, or 10.9%, from $54.3 million in 1994. This decrease is principally due to a 7.0% decline in fee-for-service patient visits as compared to 1994. The decline in fee-for-service patient visits was primarily the result of a shift by two HMOs of laboratory testing to affiliated hospitals and the implementation in 1995 of a new PPO by Blue Cross/Blue Shield of Michigan in which the Company is not a participating provider. Declines in fee-for-service revenue per accession, principally due to changes in payor and test mix, also contributed to the decline in fee-for-service revenue for 1995.

         Fee-for-service revenue was $40.0 million in 1996, a decrease of $8.3 million, or 17.2%, from 1995. The decrease was primarily the result of a 12.2% decline in fee-for-service patient visits as compared to 1995. The decline in fee-for-service patient visits was primarily due to the previously announced shift of laboratory testing to exclusive service health maintenance organizations, the reduction in testing facilities and lost accounts. Declines in fee-for-service revenue per accession, principally due to changes in payor and test mix, also contributed to the decline in fee-for-service revenue for 1996.

         The Company's fee-for-service net revenue continues to be negatively impacted in 1997 by a number of factors, including customer attrition, the shift toward managed care alternatives, such as those described above, reductions in reimbursement levels on certain of its laboratory tests primarily due to reimbursement changes instituted by the Company's third-party payors beginning in August 1993 and changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally.

         The Company's long-lived assets total approximately $43.2 million at December 31, 1996. No impairment of these assets existed at December 31, 1996, however, the analysis of potential impairment is based on management's estimate of future cash flows and the management programs discussed in Item 8 - Note 15 to Notes to Consolidated Financial Statements, "Management Programs." No estimate can be made of a range of amounts of loss that are reasonably possible should management's plans not be successful.

         LABORATORY EXPENSES.   Laboratory expenses were $42.8 million in 1995,
a decrease of $1.0 million, or 2.2% from $43.8 million in 1994. The decrease was primarily the result of the restructuring initiative launched in the third quarter of 1994 and, to a lesser extent, lower accessions discussed above.
This decrease was partially offset by higher managed care claims expense, principally due to higher managed care revenue. Laboratory expenses were $39.3 million in 1996, a decrease of $3.6 million, or 8.4% from 1995. This decrease was primarily the result of fewer patient visits and, to a lesser extent, the Company's reengineering and cost reduction programs initiated during 1996.

         As a percentage of net revenue, laboratory expenses were 62.9%, 64.2% and 68.2% for 1994, 1995 and 1996, respectively. The Company attributes the increase in 1995 principally to higher expenses associated with new Managed Care Programs. The increase in 1996 is principally due to the decrease in fee-for-service revenue and patient visits discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $15.0 million in 1995, a decrease of $1.1 million, or 6.8%, from $16.1 million in 1994. The decrease was principally due to the restructuring initiative launched in the third quarter of 1994 and other cost reduction efforts. Selling, general and administrative expenses were $12.0 million in 1996, a decrease of $3.0 million, or 20%, from 1995. The decrease was principally due to the reengineering and cost reduction programs which were implemented in 1996. As a result of these factors, selling, general and administrative expenses decreased as a percentage of net revenue from 23.0% in 1994 to 22.4% in 1995 to 20.8% in 1996.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts were $2.9 million, $4.5 million and $4.1 million for 1994, 1995 and 1996, respectively. As a percentage of total revenue, the provision for doubtful accounts increased from 4.1% in 1994, to 6.7% in 1995 and to 7.2% in 1996. The increase in 1995 is principally due to increased allowance levels following a detailed examination of the Company's accounts receivable undertaken in the fall of 1995. In addition, because third-party payors increased the portion of laboratory billings for which patients are responsible during 1995, the Company believes it is experiencing an increased level of uncollectible patient accounts receivable. The 1996 increase as a percentage of net revenue is principally due to increases in uncollectible direct patient billings.

         RESTRUCTURING. In response to changes in the health care industry discussed above, the Company initiated a restructuring program during 1994 designed to reduce costs. The program included the consolidation of facilities into a new facility located in Southfield, Michigan, termination of long-term consulting and employment contracts entered into in connection with acquisitions, and severance of approximately 150 full-time equivalent employees. A provision of $4.1 million for the estimated costs associated with implementation of the program was charged to 1994 operations. The program was substantially completed in 1995.

         SPECIAL CHARGES. During 1994 the Company recorded a special charge of $0.3 million related to expenses incurred in connection with a review of strategic alternatives undertaken by the Company.

         During 1996 the Company incurred $5.3 million in special charges designed to reduce costs, improve operating efficiencies and increase the overall profitability of the Company. The special charges include $0.7 million in consolidation of locations, $1.4 million in employee related expenses and $2.2 million in reengineering, consulting, legal and other expenses, as well as a $1.0 million write-off of certain tangible assets. The Company began its reengineering process with a $2.4 million special charge in the second quarter of 1996 and completed the special charge in the fourth quarter of 1996 by recording an additional $2.9 million special charge. Approximately $0.3 million in consolidation of locations, $0.5 million in employee related expenses, $1.7 million in reengineering and other, and $1.0 million in intangible assets have been paid or charged against the special charge reserve at December 31, 1996. At December 31, 1996 a special charge reserve of $1.8 million is included in other accrued liabilities. These liabilities are expected to be paid or settled in 1997. See Item 8 - Note 15 to Notes to Consolidated Financial Statements, "Management Programs."

         EBITDA. EBITDA were $2.5 million and $4.5 million for 1994 and 1995, respectively. Without the restructuring and special charges, EBITDA would have been $7.0 million, or 10.0% of net revenue, for 1994. The Company attributes the decrease in 1995 EBITDA principally to the decline in fee-for-service net revenue per accession discussed above. EBITDA for 1996 was a negative $3.1 million. Without the special charges, earnings before interest, taxes, depreciation, amortization, other (income) expense and extraordinary item ("EBITDA") would have been $2.2 million, or 3.8% of net revenue, for 1996. The decrease in 1996 EBITDA is principally attributable to declines in revenues, which are only partially offset by decreases in operating expenses.

         DEPRECIATION AND AMORTIZATION. The increases in depreciation and amortization expense in 1995 and 1996 relates primarily to depreciation on property and equipment additions. Amortization expense during 1997 will be reduced by approximately $.6 million due to the write-off of the covenant not to compete in the fourth quarter of 1996.

         INTEREST EXPENSE. Interest expenses were $1.4 million, $1.6 million and $1.8 million in 1994, 1995 and 1996, respectively. The increase in interest expense in 1995 was principally due to the increased levels of bank debt outstanding during 1995. The increase in interest expense in 1996 was principally due to the issuance of $12 million principal amount of 8.25% Convertible Subordinated Debentures due 2006 (the "Debentures") in February 1996, partially offset by reduced levels of bank debt during 1996.

         INCOME TAXES. The effective income tax rates were 28.2%, 22.0% and 15.9% for 1994, 1995 and 1996, respectively. The effective tax rate is less than the statutory rate in 1994 and 1995 due to non-deductible goodwill amortization. The effective tax rate is less than the statutory rate in 1996 because, under applicable accounting rules, $2.1 million of tax benefits relating to the 1996 loss could not be recorded in 1996. These losses are treated as net operating loss carry forwards for accounting purposes and may be used to offset future profits of the Company. See Item 8 - Note 11 to Notes to Consolidated Financial Statements. In 1996, the Company established a valuation allowance against the net deferred tax assets which reduced deferred tax assets on the Company's consolidated balance sheet to zero. See Item 8 - Note 11 to Notes to Consolidated Financial Statements, "Income Taxes", for an explanation of the potential future tax benefit.

         EXTRAORDINARY ITEM. In connection with obtaining a new credit facility in July 1994, the Company incurred a non-cash charge of $0.3 million due to the write-off of financing costs associated with the replaced facility. This charge was presented as an extraordinary item, net of an income tax benefit of $0.1 million, in the accompanying consolidated statement of operations.

         NET INCOME (LOSS). For 1994, the Company reported a net loss of $2.1 million, or $.33 per share. Before special charges and extraordinary charges, the Company had net income for 1994 of $1.1 million, or $.15 per share. For 1995, the Company reported a net loss of $1.0 million, or $.15 per share. For 1996, the Company reported a net loss of $7.8 million, or $1.20 per share. Before the special charges, the Company's net loss for 1996 would have been $2.7 million, or $.41 per share, if the Company had been able to recognize the full tax benefit of the loss in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio was 1.2 to 1 at December 31, 1995 compared to 1.1 to 1 at December 31, 1996. Working capital decreased from $3.1 million at December 31, 1995 to $1.1 million at December 31, 1996. The decrease in working capital is principally due to a reduction in accounts receivable and a reduction in deferred tax assets, partially offset by the application of the proceeds of the Debentures, reductions in accounts payable, reductions in the current portion of long-term debt through pay downs of bank debt during 1996 and increases in accrued liabilities as a result of expenses incurred in connection with the special charges recorded in 1996. In 1996, the Company established a valuation allowance against the net deferred tax assets which reduced deferred tax assets on the Company's consolidated balance sheet to zero. See Item 8 - Note 11 to Notes to Consolidated Financial Statements, "Income Taxes", for an explanation of the potential future tax benefit. Included in cash and cash equivalents at December 31, 1996 is $2.5 million in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

         Net cash flow from operating activities was $4.0 million, $4.3 million and $0.9 million in 1994, 1995, and 1996, respectively. The reduction in net cash flow from operating activities in 1996 was principally due to reductions in operating income during the period, reductions in deferred income taxes and accounts payable and accruals, partially offset by increased collections of accounts receivable. The average number of days outstanding in accounts receivable decreased from 97 days at December 31, 1995 to 66 days at December 31, 1996. This decline and the decline in accounts receivable is principally due to improved collections and, to a lesser extent, increased accounts receivable allowance. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

         The ratio of debt to capital increased from 33.2% at December 31, 1995 to 43.4% at December 31, 1996, primarily as a result of the $12 million Debenture Offering completed during 1996 and the net loss during 1996.

         On February 20, 1996, the Company completed the public offering of $12.0 million principal amount of Debentures (the "Debenture Offering"). The Debentures bear interest at a rate of 8.25% per annum, payable semi-annually beginning August 1, 1996, and the principal amount of the Debentures is payable in full on February 1, 2006. The Debentures are redeemable by the Company during their term, but may be redeemed by the Company prior to February 1, 1999 only under certain circumstances. In addition, under certain circumstances (generally involving a change in control of the Company or a sale of the Company's managed care business), the Company may be required to redeem the Debentures. The Debentures are convertible into shares of Common Stock at a price of $4.375 per share.

         The Company realized net proceeds of approximately $11.0 million from the Debenture Offering, which was used as follows: $2.5 million was used to repay an intercompany note to the Michigan Managed Care Subsidiary, $2.0 million was used to reduce the amount outstanding under the term loan, $0.5 million was used to repay the amount outstanding under the supplemental line of credit and the remainder was used to reduce the amount outstanding on the revolving line of credit and for general working capital purposes.

         As of December 31, 1996, the Company had a credit facility which included a term loan, with a remaining principal balance of $250,000 due on March 31, 1997, and a $5.5 million revolving line of credit, reducing to $5.3 million on October 2, 1997. Borrowing levels permitted under the revolving line of credit are based on accounts receivable balances. All available borrowings under the revolving line of credit were utilized at December 31, 1996. The credit facility requires the maintenance of certain financial ratios. The Company was not in compliance with these ratios at the end of each quarter of 1996 and the bank either waived compliance with such covenants or revised such covenants following the end of each such quarter. In February 1997, the Company and the bank amended the credit facility to provide for a maturity date on the revolving line of credit of January 5, 1998, revised the financial covenants, and revised the interest rate to 0.5 above the prime rate. In March 1997, the Company and the bank further modified the financial covenants to require the Company to maintain a cash flow coverage ratio of (2.50) to 1 through December 31, 1996, .70 to 1 through March 31, 1997, 1.50 to 1 through June 30, 1997, 1.75 to 1 through September 30, 1997 and 2.00 to 1 through December 31, 1997; funded debt (excluding the Debentures) to cash flow of not greater than (.75) to 1 through December 31, 1996 and 3.0 to 1 thereafter; and a working capital ratio of 1.0 to 1.0. The Company was in compliance with the amended covenants as of December 31, 1996. In addition, during 1996, the Company was required to maintain a $1.0 million restricted account with the lender, all of which was withdrawn by the lender during 1996 to make payments to the lender and interest payments on the Debenture. At December 31, 1996, the interest rate under the facility was 8.25%.

         Borrowings under the Company's credit facility are collateralized by substantially all of the Company's assets, except for assets of the Company's Managed Care subsidiaries.

         Capital expenditures, including capital leases, were $2.4 million in 1994, $3.3 million in 1995 and $3.0 million in 1996 and consisted principally of new laboratory and data processing equipment and in 1995 and 1996 also included leasehold improvements. The Company expects to incur approximately $2.0 million of capital expenditures during 1997.

         The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its subsidiary conducting managed care operations in Michigan, and capitalized leases. The Company believes that it will continue to generate operating cash flow in future periods as a result of the revenue enhancement initiatives and the reengineering and cost reduction efforts implemented to date and in the future. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate additional operating cash flow involves a number of uncertainties. For example, the Company's revenue enhancement initiatives may not be successful in generating new revenues or, if successful, such new revenues may not be at the level required to offset decreases in revenues, particularly if third party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit as described above under "--Results of Operations - Net Revenue". In addition, the Company's operating cash flow could be negatively affected by a number of other factors, including the impact of reengineering/cost reduction efforts on revenues, potential offsetting increases in operating expenses, variations in cost savings from, and timing of, the Company's reengineering/cost reduction efforts from those anticipated, the impact on revenues and expenses of governmental and third-party payor requirements and reimbursement levels, the impact on the Company of recent and continuing changes in the health care industry, and the competitive nature of the laboratory industry. From time to time the Company's managed care subsidiary in Michigan may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow requirement without violating applicable regulatory requirements. In the event that the Company is not able to generate additional operating cash flow or to receive cash distributions from its managed care subsidiary in Michigan to the extent required to fund the Company's operating cash flow requirements, the Company may need to obtain additional financing to meet its operating cash needs.

         The Company periodically explores opportunities to acquire other companies, including through joint ventures. The purchase consideration for these acquisitions may be cash, equity or debt securities or a combination of the foregoing, including payments contingent upon the achievement of future financial targets. Future acquisitions may be financed through additional borrowings, if available to Company.


         The Company recognizes revenue from its customers at the estimated net realizable amount. Agreements with third-party payors, such as Medicare, Medicaid, hospitals, HMOs, PPOs and nursing homes provide for payments at amounts different from established rates. Accounts receivable are recorded net of an allowance for contractual adjustments and doubtful amounts. See Item 8-
Note 3 to Notes to the Consolidated Financial Statements, "Net Laboratory Service Revenue."

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

         In connection with the acquisition of the Predecessor, the Company has agreed to indemnify the Predecessor and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, the Predecessor and its shareholders received notices of deficiency from the Internal Revenue Service (IRS). The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and intends to vigorously defend its position.

         The Company had received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991-1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the Predecessor acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule


Reports of Independent Accountants

Consolidated Balance Sheets at December 31, 1996 and 1995.

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required, or the information is included in the respective statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Universal Standard Medical Laboratories, Inc.


We have audited the accompanying consolidated balance sheet of Universal Standard Medical Laboratories, Inc. and its subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index as of and for the year ended December 31, 1996. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Standard Medical Laboratories, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 1996.



/s/ BDO SEIDMAN, LLP



Troy, Michigan
February 21, 1997, except for Note 7, which is as of March 21, 1997

[COOPERS & LYBRAND LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS



We have audited the accompanying consolidated balance sheet of Universal Standard Medical Laboratories, Inc. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, and the financial statement schedule for the years ended December 31, 1995 and 1994, as listed in item 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Standard Medical Laboratories, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1995 and 1994. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended December 31, 1995 and 1994.

The Company has incurred losses in each of the last three years and at December 31, 1996, has negative tangible net worth. Management's plan to address these and other operating issues is discussed in Note 15 to the 1996 consolidated financial statement.



COOPERS & LYBRAND LLP
Detroit, Michigan
February 24, 1996
except for Note 15
as to which the date is
February 21, 1997

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,
                                                        ----------------------------
                                                          1996                 1995
                                                        -------              -------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 2,227              $   999
  Accounts receivable, net                                7,296               12,405
  Inventory                                               1,053                1,072
  Prepaid expenses and other                              1,762                3,660
                                                        -------              -------
     Total current assets                                12,338               18,136

  Property and equipment, net                             9,695                9,062
  Intangible assets, net                                 33,547               36,790
  Other assets                                            1,492                  578
                                                        -------              -------

     Total assets                                       $57,072              $64,566
                                                        =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $ 1,534              $ 4,412
  Accounts payable                                        4,348                5,739
  Accrued compensation and benefits                       1,150                1,619
  Accrued claims                                          1,269                2,087
  Other accrued liabilities                               2,910                1,149
                                                        -------              -------
     Total current liabilities                           11,211               15,006

Long-term debt, net of current portion                   19,013               12,443
Other liabilities                                             9                3,149
                                                        -------              -------
     Total liabilities                                   30,233               30,598
                                                        -------              -------

Common stock, no par; 20,000,000
  shares authorized 6,552,768 and 6,355,032
  shares issued and outstanding at
  December 31, 1996 and 1995,
  respectively                                           32,864               32,242
Retained earnings (deficit)                              (6,025)               1,726
                                                        --------             -------

    Total stockholders' equity                           26,839               33,968
                                                        -------              -------

    Total liabilities and
     stockholders' equity                               $57,072              $64,566
                                                        =======              =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                           Year Ended December 31,
                                             --------------------------------------------------
                                                1996                 1995                1994
                                             ---------            ----------           --------
Net laboratory service revenue:
  Fee-for-service                              $40,042               $48,367            $54,264
  Managed care                                  17,522                18,406             15,451
                                               -------               -------            -------
    Total net revenue                           57,564               $66,773            $69,715

Operating expenses:
  Laboratory                                    39,260                42,842             43,820
  Selling, general and
    administrative                              11,961                14,960             16,061
  Provision for doubtful accounts                4,141                 4,489              2,879
  Special charges                                5,255                    --                287
  Restructuring charge                              --                    --              4,142
  Depreciation                                   2,297                 2,157              1,877
  Amortization                                   2,220                 2,082              2,118
                                               -------               -------            -------

    Total operating expenses                    65,134                66,530             71,184
                                               -------               -------            -------
Operating income (loss)                         (7,570)                  243             (1,469)

Interest expense                                 1,790                 1,591              1,396
Other income, net                                 (142)                  (90)              (145)
                                               -------               -------            -------
Income (loss) before income
  taxes and extraordinary item                  (9,218)               (1,258)            (2,720)
Income taxes (benefit)                          (1,467)                 (277)              (766)
                                               -------               -------            -------

Income (loss) before extra-
  ordinary item                                 (7,751)                 (981)            (1,954)
Extraordinary item, net                             --                    --                167
                                               -------               -------            -------
Net income (loss)                              ($7,751)                ($981)           ($2,121)
                                               =======               =======            =======

Earnings per share:
  Income (loss)
   before extraordinary item                    ($1.20)               ($0.15)            ($0.30)
  Extraordinary item                                --                    --             ($0.03)
                                               -------               -------            -------
  Net income (loss)                             ($1.20)               ($0.15)            ($0.33)
                                               =======               =======            =======
  Average shares outstanding
   and common equivalent shares                  6,462                 6,392              6,417

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands except share amounts)


                                                           Year Ended December 31,
                                                --------------------------------------------
                                                  1996              1995               1994
                                                -------            -------           -------
COMMON STOCK:
Balance at beginning of year                    $32,242            $31,464           $31,564
Reacquisition of 10,013
  shares of common stock in 1994                     --                 --              (100)
Stock issued in exchange for
  note payable                                       --                478                --
Stock issued for acquisition of
  customer list                                                        300                --
Stock issued for conversion of
  Debenture debt                                    397                 --                --
Stock issued for employee stock
  purchase plan                                     225                 --                --
                                                -------            -------           -------
Balance at end of year                           32,864            $32,242           $31,464
                                                =======            =======           =======


RETAINED EARNINGS (DEFICIT):
Balance at beginning of year                    $ 1,726            $ 2,707           $ 4,828

Net income (loss) for the year                   (7,751)              (981)           (2,121)
                                                -------            -------           -------
Balance at end of year                         ($ 6,025)           $ 1,726           $ 2,707
                                                =======            =======           =======

TOTAL STOCKHOLDERS' EQUITY                      $26,839            $33,968           $34,171
                                                =======            =======           =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Year Ended December 31,
                                                         -------------------------------------
                                                            1996         1995          1994
                                                            ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      ($7,751)         ($981)       ($2,121)
                                                         -------         ------         ------
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Restructuring charge                                       --             --          3,107
   Special charge                                          4,151             --             --
   Depreciation and amortization                           4,517          4,239          3,995
   Extraordinary item, net                                    --             --            167
   Deferred income taxes                                  (1,122)           617           (773)
   Other                                                      23            118            275
   (Increase) decrease in:
     Accounts receivable, net                              4,129          2,001            555
     Inventory                                                18            150           (203)
     Prepaid expenses and other                              448           (270)          (923)
     Other assets                                            (15)           361            (57)
   Increase (decrease) in:
     Accounts payable                                     (1,391)           104            727
     Accrued liabilities                                  (1,595)        (1,841)          (757)
     Other liabilities                                      (534)          (231)            --
                                                         -------         ------         ------
      Total adjustments                                    8,629          5,248          6,113
                                                         -------         ------         ------
       Net cash provided by operating activities             878          4,267          3,992
                                                         -------         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (1,596)        (1,684)        (1,499)
  Other investing activities                                  (8)          (113)          (145)
                                                         -------         ------         ------
    Net cash used in investing activities                 (1,604)        (1,797)        (1,644)
                                                         -------         ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                             (10,204)        (3,670)       (15,885)
  Proceeds from issuance of long-term debt                 1,000          1,100         14,075
  Proceeds from convertible debenture                     12,000             --             --
  Payment of financing costs                              (1,034)          (253)           (39)
  Issuance of common stock-employee purchase plan            225             --             --
  Other                                                      (33)            62           (307)
                                                         -------         ------         ------
    Net cash provided by (used in) financing activities    1,954         (2,761)        (2,156)
                                                         -------         ------         ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,228           (291)           192
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                    999          1,290          1,098
                                                         -------         ------         ------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $2,227         $  999         $1,290
                                                         =======         ======         ======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest payments                                       $1,513         $1,472         $1,142
  Income tax payments                                         --             --         $  670

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  and financing activities:
  Capital lease obligations                               $1,345         $1,545         $  894
  Conversion of note payable to common stock                  --         $  478             --
  Conversion of debenture to common stock                 $  397             --             --

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Universal Standard Medical Laboratories, Inc. (the "Company") provides clinical laboratory testing services on a traditional fee-for-service basis and, through its specialty managed care programs (the "Managed Care Programs"), offers clinical laboratory testing services and home medical services to employer, employer group-, union- and government-sponsored health care benefit plans and other groups for a fixed payment per participating employee or retiree ("capitated rate"). All home medical services, and virtually all of the clinical laboratory services provided outside of Michigan, are provided by the Company under arrangements through subcontracting agreements with qualified providers.

CONSOLIDATION PRINCIPLES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue for fee-for-service laboratory testing services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Revenue from Managed Care Programs, generated primarily by laboratory programs, is recognized monthly when billed or when due under the terms of the related contracts.

INVENTORY

Inventory, consisting of laboratory supplies, is stated at the lower of cost or market, principally determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major improvements and replacements are capitalized while ordinary maintenance and repairs are expensed. Upon retirement or disposal, the asset's cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the statement of operations.

Property and equipment are depreciated over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows: furniture and fixtures - 7 years; machinery and equipment 5 - 7 years; transportation equipment - 3 years; and computer equipment - 7 years.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life, using the straight-line method.

Depreciation expense was $2.3 million, $2.2 million and $1.9 million for the years ended December 31 1996, 1995 and 1994, respectively.

INTANGIBLES

Intangibles consist principally of goodwill, covenants not-to-compete and customer lists. Goodwill is amortized using the straight-line method principally over a period of 40 years. Covenants not-to-compete are amortized using the straight-line method over the terms of the agreements (up to 8 years). Customer lists are amortized using the straight-line method over a period of 20 years. At each balance sheet date management assesses whether there has been an impairment in goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the related assets. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, competitive activities and other economic factors.

LONG-LIVED ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" during the year ended December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and related goodwill to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting this standard was not material.

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

The Company's long-lived assets total approximately $43.2 million at December 31, 1996. No impairment of these assets existed at December 31, 1996, however, the analysis of potential impairment is based on management's estimate of future cash flows and the management programs discussed in Item 8 - Note 15 to Notes to Consolidated Financial Statements, "Management Programs." No estimate can be made of a range of amounts of loss that are reasonably possible should management's plans not be successful.

INCOME TAXES

Income Taxes are calculated using the asset and liability method under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the short-term nature of the Company's financial instruments, other than debt, fair values are not materially different from their carrying values. Based on the borrowing rates currently available to the Company, the carrying value of debt approximates fair value.

CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the assumed exercise of outstanding stock options and warrants, and are included in the computation of earnings (loss) per share if the assumed exercise has a dilutive effect.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method to account for stock-based compensation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. Also, See Item 8 - Note 3 to Notes to Consolidated Financial Statements, "Net Laboratory Service Revenue."

2.  SPECIAL CHARGES - 1996

During 1996 the Company recognized special charges of $5.3 million to reflect expenses incurred in connection with actions designed to reduce costs, improve operating efficiencies and increase the overall profitability of the Company. The special charge includes $0.7 million in consolidation of locations, $1.4 million in employee-related expenses and $2.2 million in reengineering, consulting, legal and other expenses, as well as a $1.0 million write-off of certain intangible assets. The Company began its reengineering process with a $2.4 million special charge in the second quarter of 1996 and completed the special charge in the fourth quarter of 1996 by recording an additional $2.9 million special charge. Approximately $0.3 million in consolidation of locations, $0.5 million in employee-related expenses, $1.7 million in reengineering and other, and $1.0 million in intangible assets have been paid or charged against the special charge reserve at December 31, 1996. At December 31, 1996 a special charge reserve of $1.8 million is included in other accrued liabilities. These liabilities are expected to be paid or settled in 1997. See Item 8 - Note 15 to Notes to Consolidated Financial Statements, "Management Programs."

3.  NET LABORATORY SERVICE REVENUE

FEE-FOR-SERVICE

Fee-for-service revenue represents the estimated net realizable amounts from patients, third-party payors and others for laboratory services rendered. The Company has agreements with third-party payors, hospitals, health maintenance organizations and preferred provider organizations that provide for payments to the Company at amounts different from its established rates. Revenue is recorded net of contractual adjustments. Three of the third party payors accounted for approximately 32%, 35% and 39% of the Company's consolidated net
revenues during 1996, 1995 and 1994, respectively.   Accounts receivable are
recorded net of an allowance for contractual adjustments and doubtful accounts of $8.2 million and $9.2 million at December 31, 1996 and 1995, respectively. These allowances are subject to management estimates and actual amounts could differ from these estimates.

MANAGED CARE

The Company has entered into fixed monthly fee agreements with automotive companies, union and government benefit plans, and other entities to provide laboratory services. These agreements are subject to cancellation by the customer on 30 or 60 days written notice. Managed Care expenses are recognized in the period in which the service is rendered. Two customers accounted for 62%, 57% and 60% of Managed Care revenue for 1996, 1995 and 1994, respectively. One of these customers, Ford Motor Company, accounted for 11% of consolidated net revenues in 1996; neither of these two customers individually contributed more than 10% of consolidated net revenue in 1995 or 1994.

4.  RESTRICTED CASH

The Company is required to maintain a $0.5 million cash balance in accordance with state requirements for the managed care programs. The restricted cash is included in cash equivalents on the accompanying balance sheets at December 31, 1996.

5.  PROPERTY AND EQUIPMENT

Property and equipment is as follows (in thousands):


                                                                 December 31,
                                                              ------------------
                                                              1996           1995
                                                              -----          -----
Furniture and fixtures                                       $ 1,519        $ 1,496
Machinery and equipment                                        6,388          5,407
Transportation equipment                                         257            351
Computer equipment                                             6,898          6,153
Leasehold improvements                                         2,354          1,247
                                                             -------        -------
                                                             $17,416        $14,654
Less accumulated depreciation
   and amortization                                            7,721          5,592
                                                             -------        -------
Property and equipment, net                                  $ 9,695        $ 9,062
                                                             =======        =======

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                                                 December 31,
                                                              -------------------
                                                              1996           1995
                                                              ----           ----
Goodwill                                                     $28,470        $28,470
Covenants not-to-compete                                         271          5,427
Customer lists                                                10,255         10,448
                                                             -------        -------
                                                             $38,996        $44,345
   Less accumulated amortization                               5,449          7,555
                                                             -------        -------
Intangible assets, net                                       $33,547        $36,790
                                                             =======        =======

See Item 8 - Note 2 to Notes to Consolidated Financial Statements, " Special Charges -- 1996" regarding the write-off of portions of covenants not-to-compete.

7.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                    December 31,
                                                                ------------------
                                                               1996           1995
                                                               ----          ------
Convertible Subordinated Debentures
 8.25% interest payable semi-annually                        $11,603            ---
Term bank loan at  8.5% at
 December 31, 1995, 8.25% at
 December 31, 1996                                               250         $4,125
Revolving line of credit
 at 8.5% at December 31, 1995,
 8.25% at December 31, 1996                                    5,475          8,975
Acquisition and assumed account

 obligations, non-interest bearing
 interest rate imputed at rates ranging
 from 7% - 9%, payable in monthly
 installments due through 1998                                   145            805
Obligations under capital leases
   (Note 8)                                                    3,074          2,950
                                                             -------        -------
                                                             $20,547        $16,855
Less amounts due within one year                               1,534          4,412
                                                             -------        -------
Amounts due after one year                                   $19,013        $12,443
                                                             =======        =======

On February 20, 1996, the Company completed an offering of $12,000,000 principal amount of 8.25% Convertible Subordinated Debentures (the "Debentures") due February 1, 2006. Interest is payable semi-annually on each February 1 and August 1, commencing August 1, 1996. The Debentures are convertible, at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $4.375 per share, subject to adjustment in certain events. The net proceeds received by the Company from the sale of the Debentures was approximately $11 million after deducting offering fees and expenses. The Company used $2.5 million of the net proceeds to repay a $2.5 million note payable to a wholly owned subsidiary, pursuant to a repayment plan with the State of Michigan Insurance Bureau. The Company used the remainder of the net proceeds as follows: $2.0 million was used to reduce the amount outstanding under the term loan, $0.5 million was used to repay the amounts outstanding under the supplement line of credit and the remainder was used to reduce the amount outstanding on the revolving line of credit and for general working capital purposes. During 1996, $397,000 of debentures were converted to common stock.

As of December 31, 1996, the Company had a credit facility which included a term loan, with a remaining principal balance of $250,000 due on March 31, 1997, and a $5.5 million revolving line of credit, reducing to $5.3 million on October 2, 1997. Borrowing levels permitted under the revolving line of credit are based on accounts receivable balances. All available borrowings under the revolving line of credit were utilized at December 31, 1996. The credit facility requires the maintenance of certain financial ratios. Borrowings under the Company's credit facility are collateralized by substantially all of the Company's assets, except for assets of the Company's managed care subsidiaries. The Company was not in compliance with these ratios at the end of each quarter of 1996 and the bank either waived compliance with such covenants or revised such covenants following the end of each such quarter. In February 1997, the Company and the bank amended the credit facility to provide for a maturity date on the revolving line of credit of January 5, 1998, revised the financial covenants, and revised the interest rate to 0.5 above the prime rate. In March 1997, the Company and the bank further modified the financial covenants to require the Company to maintain a cash flow coverage ratio of (2.50) to 1 through December 31, 1996, .70 to 1 through March 31, 1997, 1.50 to 1 through June 30, 1997, 1.75 to 1 through September 30, 1997 and 2.00 to 1 through December 31, 1997; funded debt (excluding the Debentures) to cash flow of not greater than (.75) to 1 through December 31, 1996 and 3.0 to 1 thereafter; and a working capital ratio of 1.0 to 1.0. In addition, during 1996, the Company was required to maintain a $1.0 million restricted account with the lender, all of which was withdrawn by the lender during 1996 to make payments to the lender and interest payments on the Debenture. At December 31, 1996, the interest rate under the facility was 8.25%. The Company was in compliance with the amended covenants as of December 31, 1996.

Required annual principal payments of long-term debt at December 31, 1996, are as follows (in thousands): 1997, $1,534; 1998, $6,367; 1999, $639; 2000, $330
and $74 in 2001.

8.  LEASES

The Company leases its main facility, other laboratory and warehouse facilities, patient service center facilities and certain transportation and laboratory equipment under operating lease agreements. The leases expire on various dates through 2010. Rent expenses for operating leases were as follows
(in thousands):   $1,856 for 1996, $1,766 for 1995 and $2,013 for 1994.

The Company's former principal laboratory was leased under a noncancelable operating lease which expired on September 30, 1996 from a partnership whose partners are stockholders and/or former officers of the Company. Rent expense under this lease amounted to $333,000, $445,000 and $450,000 in 1996, 1995 and
1994, respectively. The Company's Lansing laboratory facility and warehouse are leased under noncancelable operating leases with terms through June 2002 from partnerships whose partners include stockholders and former officers of the Company. Rent expense under these leases amounted to $187,000, $177,000 and $492,000 in 1996, 1995 and 1994 respectively.

The Company also leases laboratory equipment under capital leases. Most of the capital leases for the laboratory equipment contain one of the following options: (a) the Company can, after the initial lease term, purchase the equipment at amounts ranging from $1 to the then fair market value of the property or (b) the Company can, at the end of the initial lease term, renew the lease for a period ranging from one month to one year. Equipment held under capital leases and included in machinery and equipment and computer equipment in the balance sheet totaled $3.9 million and $3.6 million at December 31, 1996 and 1995, respectively, net of accumulated depreciation.

Following is a schedule of future minimum rental payments under capital leases and noncancelable operating leases with initial or remaining lease terms in excess of one year from December 31, 1996 (in thousands):

                                                            Noncancelable
                                            Capitalized       Operating
                                               Leases          Leases
                                            -----------     -------------
           1997                               $1,378            $ 2,068
           1998                                  967              1,398
           1999                                  695              1,297
           2000                                  346              1,294
           2001                                   76              1,277
           Thereafter                             --              6,678
                                              ------            -------
           Total minimum lease payments       $3,462            $14,012
                                                                =======
               Less amount representing
                   interest                      388
                                              ------
           Present value of net minimum
               lease payments                 $3,074
                                              ======


In addition, future noncancellable sublease rental income will be $0.5 million.

9.  UNUSUAL ITEMS

RESTRUCTURING

During 1994 the Company initiated a restructuring program designed to reduce costs. The program included the consolidation of facilities into a new facility located in Southfield, Michigan, termination of long-term consulting and employment contracts entered into in connection with acquisitions, and severance of employees.

A provision of $4.1 million ($2.7 million after taxes, or $.42 per share) for the estimated costs associated with implementation of the program was charged to 1994 operations. The provision included $2.8 million of facilities costs, including lease obligations and the write-off of leasehold improvements for vacated facilities, $0.9 million related to the termination of long-term consulting and employment contracts entered into in connection with acquisitions, and $0.4 million related to the severance of approximately 150 full time equivalent employees as a result of the consolidation of laboratory and administrative functions. Amounts paid or charged to the restructuring accrual were $.7 million (this amount was accrued at December 31, 1995) in 1996, $1.6 million in 1995 and $1.8 million in 1994, relating primarily to employee severance and facility charges.

SPECIAL CHARGE - 1994

During 1994 the Company recorded a special charge of $287,000 ($189,000 after taxes, or $.03 per share) related to expenses incurred in connection with a review of strategic alternatives undertaken by the Company.

10. EXTRAORDINARY ITEM, LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with obtaining the new credit facility in 1994, the Company incurred a non-cash charge of $253,000 due to the write-off of financing costs associated with the replaced facility. This charge is presented as an extraordinary item, net of an income tax benefit of $86,000, in the accompanying consolidated statement of operations.

11. INCOME TAXES

The income tax benefits consists of (in thousands):

                                                        Year Ended December 31,
                                                     -----------------------------
                                                     1996            1995     1994
                                                     ----            ----     ----
          Current                                  $(  345)         $(894)   $   7
          Deferred                                  (1,122)           617     (773)
                                                   -------          -----    -----
                                                   $(1,467)         $(277)   $(766)
                                                   =======          =====    ======

Deferred income tax assets and liabilities are as follows (in thousands):

                                                                      December 31,
                                                            ------------------------------
                                                             1996                     1995
                                                            -----                    -----
Deferred tax assets:
  Accounts receivable allowance                             $  826                 $   457
  Accrued benefits                                             ---                     131
  Restructuring accrual                                        ---                     194
  Special Charge accrual                                       609                      --
  Net operating loss carryforward                            2,811                      --
  Other, net                                                   295                     740
                                                            ------                    ----
    Total deferred tax assets                               $4,541                 $ 1,522
                                                            ------                  ------
Deferred tax liabilities:
  Property and equipment                                    $  935                 $   977
  Intangible assets                                          1,114                   1,303
  Other, net                                                   358                     364
                                                            ------                   -----
     Total deferred tax liabilities                         $2,407                 $ 2,644
                                                            ------                  ------
Net Deferred Taxes                                           2,134                  (1,122)
   Less:  Valuation allowance                               (2,134)                    -0-
                                                            -------                 ------
Adjusted Deferred Taxes                                     $  -0-                 $(1,122)
                                                            =======                ========

The Company established a 100% valuation allowance against the net deferred tax assets in 1996, based on uncertainty surrounding the expected realization of this asset. The Company will recognize the deferred tax asset within its income tax provision as income is earned and the benefits are realized.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                      Year Ended December 31,
                                                            ------------------------------------------
                                                             1996               1995              1994
                                                             ----               ----              ----
Statutory rate (benefit)                                    (34.0%)            (34.0%)          (34.0%)
Valuation allowance adjustment                               23.2                 --               --
Goodwill amortization                                         1.2                8.3              3.9
Other                                                        (6.3)               3.7              1.9
                                                            -----              -----            -----
Effective rate                                              (15.9%)            (22.0%)          (28.2%)
                                                            =====              =====            =====


The Company has a net operating loss carryforward of $8.3 million which expires in 2011.

12. STOCK OPTIONS

A total of 1,570,000 shares of common stock are reserved for issuance under the 1992 Stock Option Plan and Directors Stock Option Plan (the "Plans"). The exercise price of the options granted under the Plans must equal at least the fair market value of the Company's common stock on the date of the grant. The options granted under the Plans generally vest annually at 25% on each of the first four anniversaries of the grant date, and expire ten years after the grant date.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share amounts would have been the pro forma amounts indicated below in thousands (except per share amounts):

                                                      1996                     1995
                                                     -------                  -------
         Net loss - as reported                     $ (7,751)                 $  (981)
         Net loss - pro forma                         (8,251)                  (1,116)
         Net loss per share - as reported             ( 1.20)                   (0.15)
         Net loss per share - pro forma               ( 1.28)                   (0.17)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility of 60% and 54%; risk-free interest rate of 5.6% and 5.4%; and expected lives of 2.5 years and 2.5 years.

The effects of applying SFAS No. 123 in the above pro forma disclosure are not necessarily indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and the Company anticipates that options will be granted in future years.

A summary of the status of the Company's stock options is as follows:

                                                                            Weighted-Average
                                                         Shares              Exercise Price
                                                        ---------           ----------------
         Outstanding at January 1, 1995                   689,449                $  6.94
         Granted                                          200,000                   5.20
         Expired                                          (30,500)                 (7.05)
         Exercised                                        (30,426)                 (3.62)
                                                        ---------                  -----
         Outstanding at December 31, 1995                 828,523                   6.64
         Granted                                          735,200                   3.77
         Expired                                         (128,000)                (11.93)
                                                        ---------                  -----
         Outstanding at December 31, 1996               1,435,723                   4.70
                                                        ---------                  -----

The weighted-average grant date fair value of options during 1996 and 1995 was approximately $1.24 and $1.43, respectively.

Options exercisable at year-end, together with the weighted-average exercise price, are summarized as follows:

                                      1996                                      1995
                          --------------------------                 -------------------------
                           Shares             Price                   Shares            Price
                          --------           -------                 -------          --------
                          456,523             $5.52                  343,147            $5.12

The following table summarizes information regarding stock options outstanding at December 31, 1996:

Range of                            Number                       Weighted Average                       Options
Exercise Prices                   Outstanding               Remaining Contractual Life                Exercisable
---------------                   -----------               --------------------------                -----------
$ 2.82 -  3.19                      206,523                          6 years                           206,523
$ 3.36 -  4.95                      919,200                          8 years                            97,250
$ 5.47 - 12.28                      310,000                          7 years                           152,750
                                  ---------                                                            -------
                                  1,435,723                                                            456,523
                                  =========                                                            =======

In addition to the above, the Company has a warrant outstanding held by a shareholder that entitles the holder to purchase 83,117 shares of common stock at $3.19 per share. The warrant, which may be exercised at any time in whole or in part, expires in the year 2002.

In 1995, the Company adopted an Employee Stock Purchase Plan. Substantially all full-time employees are eligible to participate in the plan and are granted the opportunity to purchase common stock at 85% of market value, as defined. A total of 750,000 shares of common stock have been reserved for issuance under the plan. During 1996 approximately 74,000 shares were purchased under the plan; no purchases occurred during 1995. As a result of the purchases during 1996, the fair value of the benefits received by participating employees was approximately $40,000.

13. RELATED PARTY TRANSACTIONS

In July 1993, the Company entered into an agreement with a professional corporation to purchase the pathology and certain other services of four pathologists through June 1996. A former officer of the Company was a shareholder of the professional corporation through mid-1994. Under the agreement, the Company is obligated to pay annually the greater of $80,000 per pathologist, or an amount calculated based on a percentage of net revenues collected by the Company related to pathology services provided under the agreement. The Company incurred $459,000, $510,000 and $250,000 of expenses during 1996, 1995, and 1994 respectively, to the professional corporation.

In August 1994, the Company entered into a settlement arrangement with WAJ2, Inc. ("WAJ2"), John Kateley, Jr. and Wilford Maldonado pursuant to which a promissory note due in 1996, which had been issued by the Company to WAJ2 in connection with the acquisition of WAJ2's business, was canceled. Payments totaling $117,875 were made in 1994 under such note and $530,438 remained to be paid thereunder prior to its cancellation. In addition, the Company retained $89,292 collected by the Company with respect to certain accounts receivable which had been retained by WAJ2, all surviving contingent payment obligations of the Company under the acquisition agreement were terminated and the remaining escrow funds from the acquisition were disbursed. The Company received $100,000 of these escrowed funds in the form of Company Common Stock and WAJ2 received $406,435 in cash. Also in connection with the settlement, Dr. Maldonado's employment agreement was canceled with no further payment due from the Company other than for insurance premiums for one year (not to exceed $6,000), his non-competition and option agreements were modified to permit him to obtain certain employment and to permit exercise of existing stock options until September 1994, and Dr. Kateley's employment agreement was modified to specify certain performance criteria on which his bonus would be based. Dr. Maldonado and Dr. Kateley, former executive officers of the Company, own 75.1% and 11.5% of WAJ2, respectively.

In connection with the acquisition of MML, the Company entered into an agreement with an affiliate to purchase management advisory and consulting services at an annual amount of $140,000. This agreement was terminated on December 31, 1992. At December 31, 1996 and 1995 an unpaid balance of $210,000 for services rendered under such agreement is included in other accrued liabilities. In addition, included in other accrued liabilities at December 31, 1996 and 1995 is approximately $185,000 owed to the affiliate, primarily related to expenses paid by the affiliate on behalf of the Company to a third party.

14. COMMITMENTS AND CONTINGENCIES

The Company has employment contracts with certain of its officers and stockholders for remaining terms of up to three years providing for compensation, excluding performance bonuses, aggregating $1.6 million at December 31, 1996.

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

In connection with the acquisition of MML, the Company has agreed to indemnify MML and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, MML and its shareholders received notices of deficiency from the Internal Revenue Service (IRS). The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and intends to vigorously defend its position.

The Company has received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991 - 1994 totaling $3.3 million. The proposed adjustments related to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

There can be no assurance that the Company will resolve these disputes with the IRS in a manner favorable to the Company. The failure to resolve these disputes with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its liability relating to these matters, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of these disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

15. MANAGEMENT PROGRAMS.

Beginning in 1996, the Company initiated a series of revenue enhancement, reengineering and cost reduction programs designed to increase revenues, reduce expenses and improve overall profitability in both its laboratory fee-for-service and managed care businesses. In its laboratory business, the Company has implemented reengineering and cost reduction programs designed to reduce costs while increasing service levels. These programs include process engineering and TQM processes to improve productivity, quality and service, reduce costs and contribute to customer retention. The Company has also implemented programs to reduce laboratory personnel and facility costs.
Revenue enhancement efforts implemented include an expanded sales force and a renewed focus on the retention of profitable accounts. Reengineering and cost reduction programs implemented to date are expected to eliminate over $6 million of annualized operating costs. In its managed care business, the Company is developing new managed care products to complement its laboratory programs, such as the home medical services program introduced in 1995 and the imaging services program currently under development, as a means of increasing revenues from its existing customers and attracting new customers. The Company also plans to expand its business geographically through the establishment of managed care sales offices in a number of states in addition to Michigan. The foregoing statements regarding the programs implemented by the Company may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The ability of the Company to successfully execute the programs described above involves a number of uncertainties, including, but not limited to, the degree to which the Company's revenue enhancement initiatives will generate new revenues, whether any such new revenues will be at levels required to offset decreases in revenues, particularly if third party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit, the impact of reengineering/cost reduction efforts on revenues, potential offsetting increases in operating expenses, variations in cost savings from, and timing of, the Company's reengineering/cost reduction efforts from those anticipated, the impact on revenues and expenses of governmental and third-party payor requirements and reimbursement levels, the ability of the Company to develop new managed care products, the level of interest of existing and potential new customers may have in managed care products offered by the Company, the ability of the Company to identify and satisfy market needs, the impact on the Company of recent and continuing changes in the health care industry, and the competitive nature of the laboratory and managed care industries.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 31, 1996, the Audit Committee of the Board of Directors of Universal Standard Medical Laboratories, Inc. (the "Company") determined not to retain the firm of Coopers & Lybrand LLP to audit the Company's financial statements for the year ended December 31, 1996. Coopers & Lybrand LLP had been the Company's principal accountants for the purpose of auditing its financial statements since the organization of the Company. On December 31, 1996, the Company engaged the accounting firm of BDO Seidman, LLP as its principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1996. The information required by Item 304 of Regulation S-K was previously reported in a Current Report on Form 8-K dated January 4, 1996. There were no disagreements with the accountants reported in such Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information is contained under the captions "Nominees For Election As Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          Information is contained under the caption "Executive Compensation" (excluding the Compensation Committee Report, the stock performance graph and the information under the subheading "Option Repricing") in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information is contained under the caption "Information on Securities" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information is contained under the caption "Committee Interlocks and Certain Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) A list of the financial statements required to be filed as part of this Form 10-K is included under the heading "Item 8. Financial Statements and Supplementary Data" in this Form 10-K and incorporated herein by reference.

     (2) The financial statement schedule required to be filed as part of this Form 10-K is included under the heading "Item 8. Financial Statements and Supplementary Data" in this Form 10-K and incorporated herein by reference. Such schedule is filed with this Form 10-K.

     (3) A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference. The list identifies each management contract and compensatory plan or arrangement required to be filed as an exhibit hereto.

(b) On January 4, 1997, the Company filed a Current Report on Form 8-K which disclosed information under Item 4.

(c) See "Exhibit Index" in this Form 10-K for a description of the exhibits filed with this Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                           UNIVERSAL STANDARD MEDICAL
                               LABORATORIES, INC.

                           By: /s/ Eugene E. Jennings
                               -------------------------------------
                               Eugene E. Jennings
                               President and Chief Executive Officer

Dated March 25, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 1997.


/s/Eugene E. Jennings                           President, Chief Executive
-----------------------------------             Officer and Director (principal
Eugene E. Jennings                              executive officer)

/s/ Alan S. Ker                                 Vice President, Finance,
-----------------------------------             Chief Financial Officer and
Alan S. Ker                                     Treasurer (principal financial
                                                and accounting officer)

/s/ Eduardo Bohorquez, Ph.D.                    Director
-----------------------------------
Eduardo Bohorquez, Ph.D.

/s/ Anthony A. Bonelli                          Director
-----------------------------------
Anthony A. Bonelli

                                                Director
-----------------------------------
Robert P. DeCresce, M.D.

/s/ Thomas R. Donahue                           Director
-----------------------------------
Thomas R. Donahue

/s/ Thomas W. Gorman                            Director
-----------------------------------
Thomas W. Gorman

/s/ P. Thomas Hirsch                            Director
-----------------------------------
P. Thomas Hirsch

/s/ Joseph J. Vadapalas                         Director
-----------------------------------
Joseph J. Vadapalas

/s/ John T. Watkins                             Director
-----------------------------------
John T. Watkins

                                  SCHEDULE II



                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



COLUMN A                            COLUMN B              COLUMN C - ADDITIONS                  COLUMN D          COLUMN E
--------                          ------------         -----------------------------           -----------        ---------
                                    Balance            Charges to       Charges to              Additions          Balance
                                  at Beginning         Costs and      Other Accounts           (Deductions)        at End
Description                        of Period            Expenses         Describe               Describe(A)       of Period
-----------                       ------------         ----------     --------------           -----------        ---------
Allowance for contractual
  adjustments and doubtful
  accounts:
  Year Ended December 31,:
          1996                      $9,239                $4,141             ---                ($5,223)           $8,157
          1995                       9,517                 4,489             ---                ( 4,767)            9,239
          1994                       8,820                 2,879             ---                ( 2,182)            9,517

__________________________________
(A)  Write-offs charged to reserve

                                 EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION
----------                                      -----------
3.1(a)            Amended and Restated Articles of Incorporation of the Company (2)

3.2(a)            Amended and Restated By-Laws of the Company (2)

4.3(a)            Amended and Restated Business Loan Agreement, dated
                  January 17, 1996, between the Company and Michigan National
                  Bank, together with related addenda dated January 17, 1996 and related promissory notes dated January 17, 1996 (11)

4.3 (b)           Modification,  dated February 13, 1996, of Business Loan Agreement and Waiver of Cash Flow Coverage Covenant Default between
                  the Company and Michigan National Bank (12)

4.3 (b)(1)        Second Amended and Restated Business Loan Agreement between
                  Michigan National Bank and the Company, dated February 6, 1997, and related promissory notes dated February 6, 1997 (1)

4.3 (b)(2)        Modification to Second Amended and Restated Business Loan
                  Agreement and related documents dated February 6, 1997 (1)

4.3 (c)           Letter Agreement, dated March 28, 1996, between the
                  Company and Michigan National Bank (12)

4.3(d)            Amendment of Business Loan Agreement between Michigan National
                  Bank and the Company dated May 14, 1996 (13)

4.3(e)            Addendum to Business Loan Agreement between Michigan National
                  Bank and the Company dated May 14, 1996 (13)

4.3(f) Promissory Note between Michigan National Bank and the Company dated May 14, 1996 (13)

4.3(g)            Waiver of Loan Agreement Covenants between Michigan National
                  Bank and the Company dated August 8, 1996 (13)

4.3(h)            Waiver of Loan Agreement Covenants between Michigan National
                  Bank and the Company dated November 6, 1996 (14)

4.3 (i)           Waiver of Loan Agreement Covenants between Michigan National
                  Bank and the Company dated February 6, 1997 (1)

4.6               Indenture, dated February 20, 1996, relating to 8.25%
                  Convertible Subordinated Debentures due February 1, 2006,


                  including form of Convertible Subordinated Debenture, table of contents and cross reference sheet (12)

                  Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

10.1              Agreement and Plan of Merger and Recapitalization dated as of August 31,
                  1992 (2)

10.4(b)           Asset Purchase Agreement, dated as of March 2, 1993, among Michigan
                  Clinical Laboratory, Buckles Management Company, Beecher-Ballenger
                  Services Clinical Laboratory, Inc., David Buckles, Max Dubrinsky, Genesys
                  Health System and the Company (4)

10.5(a)*          Employment Agreement, dated June 28, 1991, by and between the Company and John T. Watkins (2)

10.5(b)(1)*       Form of Amendment to the Watkins Employment Agreement (2)

10.5(b)(2)*       Second Amendment dated as of February 17, 1993 to Employment
                  Agreement dated as of June 28, 1991 between the Company and John T.
                  Watkins (4)

10.5(b)(3)*       Third Amendment dated as of September 1, 1994 to Employment Agreement dated as of June 28, 1991 between the Company and John T. Watkins (6)

10.5(b)(4)*       Fourth Amendment dated as of September 30, 1994 to Employment
                  Agreement dated as of June 28, 1991 between the Company and  John T.
                  Watkins (7)

10.5(b)(5)*       Fifth Amendment dated as of  March 28, 1996 to Employment
                  Agreement dated as of June 28, 1991 between the Company and
                  John T. Watkins (12)

10.5(c)*          Employment Agreement, dated June 28, 1991, by and between the Company and Perry C. McClung (2)

10.5(c)(1)*       Form of Amendment to the McClung Employment Agreement (2)

10.5(c)(2)*       Second Amendment dated as of September 1, 1994 to Employment
                  Agreement dated as of June 28, 1991 between the Company and Perry C.

                  McClung (6)

10.5(c)(3)*       Third Amendment dated as of September 30, 1994 to Employment
                  Agreement dated as of June 28, 1991 between the Company and Perry C.
                  McClung (7)

10.5(c)(4)*       Employment Agreement, dated June 28, 1996, by and between the
                  Company and Perry C. McClung. (13)

10.5(d)*          Employment Agreement, dated July 30, 1991, by and among the Company and Alan S. Ker (2)

10.5(d)(1)*       Form of Amendment to the Ker Employment Agreement (2)


10.5(d)(2)*       Fifth Amendment dated as of September 30, 1994 to Employment
                  Agreement dated as of July 30, 1991 between the Company and Alan
                  Ker (7)

10.5(e)*          1994 - 1996 Executive Compensation Plan (6)

10.5(f)*          Employment Agreement dated as of September 11, 1995 between
                  Lou Gorga and the Company (10)

10.5(g)*          Employment Agreement dated as of January 1, 1996
                  between Thomas Marquard and the Company (12)

10.5(h)*          Employment Agreements dated as of  March 12, 1996  between
                  Eugene Jennings and the Company, with exhibits (12)

10.6(a)*          1992 Stock Option Plan, as Amended and Restated October 24, 1996 (14)

10.6(b)*          1994 Performance Stock Option - Executive Officer (7)

10.6(b)(1)*       First Amendment to 1994 Performance Stock Option
                  Agreement with John Watkins (12)

10.6(c)*          Incentive Stock Option - Management (7)

10.6(d)*          Incentive Stock Option - Executive Officers, as amended (12)

10.6(e)*          Incentive Stock Option - General Form (7)

10.6(e)(1)*       Incentive Stock Option Award Program (14)

10.6(f)*          Employee Stock Purchase Plan (8)

10.6(g)*          First Amendment to Employee Stock Purchase Plan (9)

10.6(g)(1)*       Employee Stock Purchase Plan, as Amended and Restated October 24,
                  1996 (14)

10.6(h)*          First Amendment of 1994 Performance Stock Option - Executive
                  Officers Agreement by and between Perry C. McClung and the Company (13)

10.6(i)*          Stock Option Agreements by and between Perry C. McClung and the
                  Company, dated November 5, 1992, August 2, 1993, December 6, 1994 and December 5, 1995 and related amendments thereto (13)

10.6(j)*          First Amendment to 1994 Performance Stock Option - Executive
                  Officers Agreement by and between Alan S. Ker and the Company (13)

10.6(k)*          Stock Option Agreements by and between Alan S. Ker and the Company, dated November 5, 1992, August 2, 1993, December 6, 1994 and
                  December 5, 1995 and related amendments thereto (13)

10.6(l)*          First Amendment to Incentive Stock Option - Executive Officers
                  Agreement, dated September 11, 1995, by and between Lou Gorga and the Company (13)

10.6(m)*          Stock Option Agreement, dated December 5, 1995, by and between Lou
                  Gorga and the Company and related amendments thereto. (13)

10.7              Stockholders Agreement dated June 28, 1991, by and among
                  Elan Holdings Corp. and certain shareholders (2)

10.8              Registration Rights Agreement among Elan Holdings Corp.
                  and certain shareholders (2)

10.9              Stock Purchase Warrant dated June 18, 1992 granted to
                  WestSphere Funding, Ltd. (2)

10.10* USML, Inc. Tax Deferred Savings Plan and Trust Agreement of the Company (2)

10.10(a)*         Amendment No. 1 to the Equitable Life Assurance Society of
                  the United States Defined Contribution Plan and Trust Basic Plan
                  Document No. 03. (1)

10.10(b)*         Second Amendment To The USML Tax Deferred Savings And Trust Plan (1)

10.10(c)*         Third Amendment To The USML, Inc. Tax Deferred Savings Plan (1)

10.10(d)*         Fourth Amendment to the USML, Inc. Tax Deferred Savings Plan and
                  Trust Agreement (1)

10.11(a) Lease Agreement by and between Brace Place Associates and the Company (formerly the Predecessor) (2)

10.11(b)          Form of Lease Agreements by and between WRJ Company,
                  JWJ Company and the Company (formerly LCM/Universal
                  Standard, Inc.) (2)

10.11(c)(1)       Lease Agreement dated as of January 1, 1996 between Mid-Michigan
                  Regional Medical Center-Clare and the Company (13)

10.11(d)          Lease Agreement dated as of November 18, 1994 between
                  Jan-Jo Development Corporation and the Company (7)

10.11(d)(1)       First Amendment to Lease, dated as of April 3, 1995, between
                  Jan-Jo Development Corporation and the Company (11)

10.11(d)(2)       Second Amendment to Lease, dated October 19, 1995, between
                  Jan-Jo Development Corporation and the Company (11)

10.11(d)(3)       Third Amendment to Lease, dated November 14, 1995, between
                  Jan-Jo Development Corporation and the Company (11)

10.11(d)(4)       Acknowledgment Agreement to Lease, dated November 16,
                  1996, between Jan-Jo Development Corporation, the Company
                  and Wispark Corporation (11)

10.11(d)(5)       Fourth Amendment to Lease, dated December 15, 1995, between
                  Jan-Jo Development Corporation and the Company (11)

10.14 Management Advisory and Consulting Services Agreement dated as of June 28, 1991 between WestSphere Capital
                  Associates, L.P. and the Company (2)

10.18* Non-Qualified Stock Option Agreement, dated June 20, 1992, with Marvin Eisner (3)

10.20* Non-Qualified Stock Option Agreement, dated May 31, 1992, with Alan Ker (3)

10.21* Non-Qualified Stock Option Agreement, dated May 31, 1992, with Thomas Marquard (3)

10.22* Non-Qualified Stock Option Agreement, dated February 13, 1992, with Robert DeCresce (3)

10.23* Non-Qualified Stock Option Agreement, dated June 24, 1992, with Anthony Bonelli (3)

10.24* Non-Qualified Stock Option Agreement, dated April 13, 1993, with Robert DeCresce, M.D. (5)

10.25* Non-Qualified Stock Option Agreement, dated April 13, 1993, with Anthony Bonelli (5)

10.26*            Directors Stock Option Plan (7)

10.26(a)*         Directors Stock Option Plan, as Amended and Restated October 24,
                  1996 (14)

10.27*            Executive and Key Manager Compensation Plan (14)

11.1              Computation of Consolidated Net Income Per Common Share (1)

16.1              Letter from Coopers & Lybrand (15)

21.1              Subsidiaries of the Company (1)

23.1              Consent of Coopers & Lybrand, L.L.P. (1)

23.2              Consent of BDO Seidman, L.L.P. (1)

27                Financial Data Schedule (EDGAR version only) (1)

*       Management contract or compensatory plan or arrangement.




_____________________________________

(1)     Filed herewith.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-49092, as amended.

(3)     Incorporated by reference from the Company's 1992 Annual Report on Form
        10-K.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1993.

(5)     Incorporated by reference from the Company's 1993 Annual Report on Form
        10-K.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1994.

(7)     Incorporated by reference from the Company's 1994 Annual Report on Form
        10-K.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1995.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1995.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1995.

(11) Incorporated by reference from the Company's Registration Statement on Form S-2, No. 33-80187, as amended.

(12)    Incorporated by reference from the Company's 1995 Annual Report on Form
        10-K.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1996.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed January 4, 1997.