Form 10-K/A
period 1996-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1997-04-30
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                       ---------------------------------

                                  FORM 10-K/A1

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the year ended December 31, 1996
                      Commission File Number:  34-0-20400
                    ----------------------------------------

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)

            MICHIGAN                               38-2986640
   (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

26500 NORTHWESTERN HIGHWAY, SOUTHFIELD, MICHIGAN            48076
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone no. including area code:             (810) 353-1450

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates 2,392,857 shares on March 10, 1997 was $9,122,767. For purposes of this computation only, all directors, executive officers and owners of more than 5% of the Registrant's voting stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,552,768 shares of Common Stock outstanding as of March 10, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the members of the Board of Directors and the executive officers of the Company and includes information regarding the individual's age, principal occupation, other business experience, directorships in other publicly-held companies and term of service with the Company. The Board of Directors is divided into three classes by the Articles of Incorporation. At each annual meeting, the shareholders of the Company elect to three-year terms directors to replace those directors whose terms expire at that annual meeting. Officers serve at the discretion of the Board of Directors.

The directors and executive officers of the Company are as follows.

NAME                             AGE      POSITION
----                             ---      --------
Eugene E. Jennings               43       Chairman of the Board, President, Chief Executive Officer and Director
                                          (term expires in 1997)

Lou Gorga                        44       Vice President and Chief Operating Officer

Perry C. McClung                 60       Executive Vice President and President of Universal Standard Managed Care, Inc.

Alan S. Ker                      45       Vice President, Finance, Chief Financial Officer, Treasurer and Assistant Secretary

John T. Watkins                  49       Vice Chairman of the Board of Directors and Director
                                          (term expires in 1997)

Eduardo Bohorquez, Ph.D          50       Director (term expires in 1998)

Anthony A. Bonelli               46       Director (term expires in 1999)

Robert P. DeCresce, M.D.         47       Director (term expires in 1999)

Thomas R. Donahue                35       Director (term expires in 1997)

Thomas W. Gorman                 37       Director (term expires in 1999)

P. Thomas Hirsch                 46       Director (term expires in 1997)

Joseph J. Vadapalas              42       Director (term expires in 1998)

     Mr. Jennings has served as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since April 1996. From November 1991 until March 1996, Mr. Jennings served in various managerial capacities for AMSCO International, Inc., a manufacturer of medical and industrial infection control and surgical care equipment and provider of bio-medical services, and most recently as Corporate Vice President - International and Bio/Technology and Pharmaceutical Businesses. Mr. Jennings served as Vice President and General Manager of Stryker Corporation, a manufacturer of endoscopic medical devices, during 1990 and 1991 and has more than 16 years of senior executive managerial experience in the health care industry.

     Mr. Gorga has been Vice President and Chief Operating Officer of the Company since September 1995. Prior to joining the Company, Mr. Gorga was a clinical laboratory consultant. He was Vice President-General Manager of Meditrend Consultants, Inc., a clinical laboratory, from 1992 to 1994, was Vice President, Operations, for the Institute for Laboratory Medicine, a clinical laboratory, from 1991 to 1992 and served in the same capacity for EnzoLabs, Inc., a clinical laboratory, from 1989 to 1991. He has also served in a managerial capacity at MDS Health Group, Inc., Damon Corporation and MetPath, Inc. Mr. Gorga was involved in a personal bankruptcy which was discharged in September 1995.

     Mr. McClung has been Executive Vice President of the Company and President of the Company's principal managed care subsidiary since June 1991. Prior to joining the Company, Mr. McClung served as Vice President of Marketing of the Company's predecessor from 1984 to May 1991. From 1968 to 1983, Mr. McClung served in various positions, including Vice President of Auto National Marketing, with Michigan Blue Cross/Blue Shield.

     Mr. Ker has served as Vice President, Finance, and Chief Financial Officer of the Company since July 1991 and was appointed Assistant Secretary in March 1995. Mr. Ker was appointed Treasurer of the Company in June 1992. Prior to joining the Company, Mr. Ker had been the Western Regional Controller of Damon Corporation, a nationally-based clinical laboratory, since January 1985. From 1980 through December 1984, Mr. Ker was the Controller for the U.S. operations of MDS Health Group, Inc., a worldwide clinical laboratory.

     Mr. Watkins has been the Vice Chairman of the Board of Directors since April 1996. Mr. Watkins was President, Chief Executive Officer and a director of the Company from February 1993 to April 1996. Mr. Watkins also served as Chairman of the Board from April 1993 to April 1996. Mr. Watkins was Executive Vice President, Operations, of the Company from June 1991 to February 1993 and its Secretary from August 1992 to February 1993. Prior to joining the Company, he served as Vice President of Operations and a director of the Company's predecessor from 1984 to May 1991, and of Leeco Diagnostics, Inc., a manufacturer of medical diagnostic devices, from 1978 to 1988.

     Dr. Bohorquez has been a director of the Company since its organization.
He has been the President and Chief Executive Officer of WestSphere Capital
Inc. ("WCI") and the Chief Executive Officer of WestSphere Capital Associates, L.P. ("WCA"), an investment firm, since their organization in 1989. From August 1986 to May 1989, he was employed by Ehrlich Bober and Co., Inc., an investment banking company, as a Managing Director, and from January 1980 to July 1986 he was employed by The Chase Investment Bank as a Managing Director of the Corporate Finance Group. Dr. Bohorquez holds a Ph.D in Finance from the University of Wisconsin. From 1983 to 1987, he served as Adjunct Professor of International Finance at Columbia University School of International Affairs.

     Mr. Bonelli has been a director of the Company since June 1992. Mr. Bonelli has been President and Chief Operating Officer of Neuman Distributors, Inc., a wholesale distributor of pharmaceutical products, since August 1995. Previously, he served as President and Chief Operating Officer for Copley Pharmaceutical, Inc., a worldwide developer and manufacturer of off-patent generic prescription and over the counter pharmaceuticals, from June 1993 until November 1994. From September 1989 until June 1993, Mr. Bonelli was Vice President, Institutional Health Care Strategic Business Unit, for Parke-Davis, a division of the Warner-Lambert Company, a worldwide pharmaceutical and consumer products corporation, and prior to that served as Director of Marketing of Parke-Davis from August 1987 until September 1989. From February 1986 to August 1987, Mr. Bonelli held various positions with Schering-Plough Corporation, a pharmaceutical manufacturer, including Director, Trade Development. Mr. Bonelli holds a law degree from the University of San Francisco and an M.B.A. from Rutgers University.

     Dr. DeCresce has been a director of the Company since June 1992. He has been the Director of Clinical Laboratories for Rush-Presbyterian/St. Luke's Medical Center in Chicago, Illinois since July 1991. From 1987 to 1991, he was the Chief of Pathology of Humana Hospital-Michael Reese in Chicago, Illinois. From 1983 to 1987, he was Vice President for MetPath Incorporated, a division of Corning, Inc. Dr. DeCresce received an M.D. from Columbia University College of Physicians and Surgeons in 1975 and an M.B.A. from Columbia University in 1977.

     Mr. Donahue has been a director of the Company since its organization. He has been a principal of WCA since November 1992 and was a director of WCA from the time of its organization in 1989 until November 1992. From July 1988 to May 1989, he was employed by Ehrlich Bober & Co. Inc., an investment banking firm, as a Senior Associate. From September 1986 through June 1988, Mr. Donahue was enrolled in the M.B.A. Program at the Wharton School of the University of Pennsylvania from which he graduated in June 1988. From July 1984 to August 1986, Mr. Donahue was employed by The Chase Investment Bank, the investment banking subsidiary of The Chase Manhattan Bank, N.A., as an Associate.

     Mr. Gorman has been a director of the Company since November 1992. He has been a senior investment manager at Signal Capital Corporation, a Massachusetts-based investment firm ("Signal"), since April 1991. Mr. Gorman also served as an investment manager at Signal from January 1990 to April 1991 and as Assistant Treasurer at Signal from May 1988 to January 1990. From June 1987 to May 1988, Mr. Gorman served as Manager, Corporate Finance, at General Motors Corporation.

      Mr. Hirsch has served as President and Chief Executive Officer of Path Lab, Inc., a New England hospital-based clinical laboratory company, since June 1984. From October 1985 until June 1994, Mr. Hirsch was also the President and Chief Executive Officer of Diagnostic Laboratory Services, Inc., a clinical laboratory company based in Hawaii. Mr. Hirsch has over 17 years of managerial experience in the health care industry.

     Mr. Vadapalas has been a director of the Company since its organization. He has been an Executive Vice President of WCI and a Managing Director of WCA since their organization in 1989. From August 1986 to May 1989, he was employed by Ehrlich Bober & Co., Inc. as a director. From September 1982 to August 1986, he was employed by The Chase Investment Bank as a director.

     WCI and its affiliates beneficially own approximately 37.4% of the Company's outstanding Common Stock. Certain of the Company's shareholders, who control a majority of the outstanding shares of Common Stock, have agreed to vote their shares for the election of Mr. Gorman at the request of Signal pursuant to a certain Stockholders Agreement dated June 28, 1991. Such right of Signal expires upon the earlier to occur of June 27, 2001 and the date on which Signal no longer holds at least 5% of the Common Stock.

     SECURITIES REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since January 1, 1996, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during 1996, except that Alan Ker, the Treasurer, Vice President Finance and Chief Financial Officer, filed one late Form 4 report with respect to four options that were repriced during 1996 and one late Form 5 report with respect to one option grant; Lou Gorga, the Vice President and Chief Operating Officer, filed one late Form 4 report with respect to two options that were repriced during 1996 and one late Form 5 report with respect to one option grant; and Perry McClung, the Executive Vice President, filed one late Form 4 report with respect to four options that were repriced during 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY

     The following table provides summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Company's Chief Executive Officer, its three other executive officers, serving as such as of December 31, 1996, the former Chief Executive Officer and one other former executive officer (such current and former officers are referred to as the "Named Officers") for the periods indicated.

                                                                         LONG TERM
                                                                        COMPENSATION
                                                                          AWARDS
                                                                       -------------
                                        ANNUAL COMPENSATION             SECURITIES
                                        --------------------            UNDERLYING           ALL OTHER
    NAME AND                            SALARY       BONUS             OPTIONS/SARS         COMPENSATION
PRINCIPAL POSITION            YEAR       ($)          ($)                  (#)                 ($)(a)
------------------            ----     -------      --------           ------------            ------
Eugene Jennings               1996    $174,452      $93,750              300,000              $   290
Chief Executive Officer,
Chairman and President

Lou Gorga                     1996     123,273          ---               80,000(b)               321
Vice President and            1995      46,406          ---               60,000               13,000
Chief Operating Officer

Perry McClung                 1996     145,455          ---               85,000(b)               842
Executive Vice President      1995     133,890          ---               10,000                  540
                              1994     113,783       62,500 (c)           50,000                  540

Alan Ker                      1996     133,600          ---              120,000(b)               548
Vice President, Finance,      1995     130,703          ---               10,000                  122
Treasurer and Chief           1994     128,006          ---               50,000                  122
Financial Officer

John Watkins                  1996     107,955          ---                  ---               72,000
Vice Chairman (Former Chief
Executive Officer,            1995     149,921          ---               10,000                  209
Chairman and President)(d)    1994     188,441       62,500 (c)           50,000                  209


Thomas Marquard               1996     124,502          ---                6,000                  ---
Vice President, Sales         1995     120,238          ---                  ---                  209
and Marketing Universal       1994     120,619          ---                  ---                  209
Standard Managed Care (e)

------------

(a) Amounts in 1996 represent premiums paid by the Company for term life insurance policies purchased for such officers and, with respect to Mr. Watkins, payments in consideration for a covenant not to compete.
(b) Amounts include 40,000, 85,000 and 80,000 options held by Messrs. Gorga, McClung and Ker, respectively, granted prior to 1996 and repriced during 1996.
(c) Represents a discounted advanced payment made to the executive in connection with the renegotiation of an employment agreement entered into in 1991 as part of the acquisition of a business in which the executive had an ownership interest. The executive's employment agreement was renegotiated as part of the Company's restructuring program in an effort to reduce the Company's operating costs. This payment represented a 22% discount on payments that would otherwise have been due to the executive through June 1996.
(d)  No longer an executive officer of the Company effective April 4, 1996.
(e)  No longer an executive officer of the Company effective March 27, 1996.

OPTIONS

     The following table sets forth information concerning stock option grants and repricings during 1996 to the Named Officers. Options repricings are indicated with an asterisk.

                                        Option/SAR Grants in Last Fiscal Year
                           -------------------------------------------------------------
                                                                                                 Potential Realizable
                                Individual Grants                                                  Value at Assumed
                           --------------------------                                               Annual Rates of
                             Number of    % of Total                                                  Stock Price
                            Securities   Options/SARs                                               Appreciation for
                            Underlying    Granted to       Exercise or                               Option Term(a)
                           Options/SARs  Employees in      Base Price        Expiration         ------------------------
Name                        Granted (#)  Fiscal Year         ($/sh)             Date                 5%          10%
----                       ------------- -----------      ------------     -------------             --          ---
Eugene Jennings            181,832(b)       23.10%            $3.63             3/12/06         $1,075,152    $1,712,000
                           118,168(b)       14.95%            $3.39              4/3/06         $  652,518    $1,039,026

Lou Gorga                   12,500(c)*       1.58%            $4.75             9/11/05         $   89,182    $  142,007
                             2,500(c)*       0.32%            $4.75             12/5/05         $   17,836    $   28,401
                            22,500(d)*       2.85%            $4.75             9/11/05         $  160,528    $  255,613
                             2,500(e)*       0.32%            $4.75             12/5/05         $   17,836    $   28,401
                            40,000(f)        5.06%            $3.93             9/22/06         $  256,062    $  407,736

Perry McClung               15,000(c)*       1.90%            $4.75             11/5/02         $  107,018    $  170,409
                             7,500(c)*       0.95%            $4.75              8/2/03         $   53,509    $   85,204
                             5,000(c)*       0.63%            $4.75             12/6/04         $   35,673    $   56,803
                             2,500(c)*       0.32%            $4.75             12/5/05         $   17,836    $   28,401
                             2,500(g)*       0.32%            $4.75              8/2/03         $   17,836    $   28,401
                             5,000(h)*       0.63%            $4.75             12/6/04         $   35,673    $   56,803
                             7,500(i)*       0.95%            $4.75             12/5/05         $   53,509    $   85,204
                            10,000(j)(k)*    1.27%            $4.75                 (k)         $   71,346    $  113,606
                            10,000(j)(l)*    1.27%            $4.75                 (l)         $   71,346    $  113,606
                            10,000(j)(m)*    1.27%            $4.75                 (m)         $   71,346    $  113,606
                            10,000(j)(n)*    1.27%            $4.75                 (n)         $   71,346    $  113,606


Alan Ker                    10,000(c)*       1.27%            $4.75             11/5/02         $   71,346    $  113,606
                             7,500(c)*       0.95%            $4.75              8/2/03         $   53,509    $   85,204
                             5,000(c)*       0.63%            $4.75             12/6/04         $   35,673    $   56,803
                             2,500(c)*       0.32%            $4.75             12/5/05         $   17,836    $   28,401
                             2,500(g)*       0.32%            $4.75              8/2/03         $   17,836    $   28,401
                             5,000(h)*       0.63%            $4.75             12/6/04         $   35,673    $   56,803
                             7,500(i)*       0.95%            $4.75             12/5/05         $   53,509    $   85,204
                            10,000(j)(k)*    1.27%            $4.75                 (k)         $   71,346    $  113,606
                            10,000(j)(l)*    1.27%            $4.75                 (l)         $   71,346    $  113,606
                            10,000(j)(m)*    1.27%            $4.75                 (m)         $   71,346    $  113,606
                            10,000(j)(n)*    1.27%            $4.75                 (n)         $   71,346    $  113,606
                            40,000(f)        5.06%            $3.93             9/27/06         $  256,062    $  407,736

Thomas Marquard              6,000(f)        0.76%            $3.93             9/27/06         $   38,409    $   61,160

John Watkins                    --             --                --                  --                 --            --

----------------

(a) Represents the value of such option at the end of its 10 year term (without discounting to present value), assuming the market price of the Common Stock appreciates from the exercise price beginning on the grant date at an annually compounded rate of 5% or 10%. These
          amounts represent assumed rates of appreciation only.   Actual gains,
          if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the amount reflected in this table will be achieved. On April 1, 1997, the closing market price of the Common Stock was $3.50, which was below the respective prices of all the options indicated in the table, except for certain of Mr. Jennings' options. Hence, if exercised as of April 1, 1997, none of such options, with the exception of certain of Mr. Jennings' options, would have any value.

(b) These options were granted under the 1992 Stock Option Plan and become exercisable in cumulative annual installments of 25% on each of the first four anniversaries of the grant date or immediately upon death, disability, change of control or termination of employment without cause.

(c) These options were repriced on May 6, 1996 and their exercisability was postponed until May 6, 1997. These options will also become exercisable immediately upon Employee's death or permanent disability, or upon a change of control of the Company.

(d) These options were repriced on May 6, 1996. On September 11, 1997, 12,500 of these options become exercisable, and the remainder become exercisable on September 11, 1998. These options will also become exercisable immediately upon Employee's death or permanent disability, or upon a change of control of the Company.

(e) These options were repriced on May 6, 1996 and become exercisable on December 5, 1997. These options will also become exercisable immediately upon Employee's death or permanent disability, or upon a change of control of the Company.

(f) One-half of the options will vest on June 30, 1997 (the "Turn-around Incentive Options") as follows: one-third of the Turn-around Incentive Options will vest based upon the achievement of corporate goals, one-third upon achievement of divisional goals and one- third upon achievement of individual goals, provided that none of the Turn-around Incentive Options will vest if the optionee does not achieve his individual goals, unless the Stock Option Committee otherwise approves of such vesting. If the Company achieves the 1997 operating plan approved by the Board of Directors, the other half of the options (the "High Growth Incentive Options") will vest on December 31, 1997 as follows: a number of High Growth Incentive Options equal to the number of Turn-around Incentive Options which vested on June 30, 1997 will vest if the 1997 operating plan is achieved or, if no Turn-around Incentive Options vested because the optionee failed to achieve his individual goals by June 30, 1977, then one-half of the High Growth Incentive Options will vest if the optionee has met his individual goals by December 31, 1997. Vested options become exercisable in four equal annual installments beginning one year from their vesting date.

(g) These options were repriced on May 6, 1996 and become exercisable on August 2, 1997. These options will also become exercisable immediately upon Employee's death or permanent disability, or upon a change of control of the Company.

(h) These options were repriced on May 6, 1996. On December 6, 1997, 2,500 of these options become exercisable and the remainder become exercisable on December 6, 1998. These options will also become exercisable immediately upon Employee's death or permanent disability, or upon a change of control of the Company.

(i) These options were repriced on May 6, 1996. On December 5, 1997, 2,500 of these options become exercisable, on December 5, 1998 an additional 2,500 of these options become exercisable and on December 5, 1999, the remainder become exercisable. These options will also become exercisable upon Employee's death, permanent disability or change of control of the Company.

(j) These options become exercisable in full if the optionee dies or becomes permanently disabled, or upon certain changes of control of the Company.

(k) These options also become exercisable in full if, prior to December 6, 1997, the closing price of the Common Stock exceeds $7.00 per share (previously, $12.00 per share) for at least 20 of 30 consecutive trading days; otherwise, the options will generally expire on such date. If the options become exercisable as a result of an event described in note (j) or in the preceding sentence, the options expire on December 5, 2004 or three months following termination of employment, whichever is earlier. A portion of the options become exercisable if the optionee's employment is terminated due to death, disability or a change of control prior to December 6, 1997, based upon the time elapsed from the grant date to the termination date as a percentage of the time from the grant date to December 6, 1997. In such event, the options expire three months after termination. Upon termination of employment by the Company for any other reason, the unvested portion of the options will expire and the vested portion of the options will remain exercisable for a period of three months following the effective date of termination.

(l) These options also become exercisable in full if, prior to August 6, 1998, the closing price of the Common Stock exceeds $10.00 per share (previously, $14.00 per share) for at least 20 of 30 consecutive trading days; otherwise, the options will generally expire on such date. If the options become exercisable as a result of an event described in note (j) or in the preceding sentence, the options expire on December 5, 2004 or three months following termination of employment, whichever is earlier. A portion of the options become exercisable if the optionee's employment is terminated due to death, disability or a change of control prior to August 6, 1998, based upon the time elapsed from the grant date to the termination date as a percentage of the time from the grant date to August 6, 1998. In such event, the options expire three months after termination. Upon termination of employment by the Company for any other reason, the unvested portion of the options will expire and the vested portion of the options will remain exercisable for a period of three months following the effective date of termination.

(m) These options also become exercisable in full if, prior to April 6, 1999, the closing price of the Common Stock exceeds $12.00 per share (previously, $16.00 per share) for at least 20 of 30 consecutive trading days; otherwise, the options will generally expire on such date. If the options become exercisable as a result of an event described in note (j) or in the preceding sentence, the options expire on December 5, 2004 or three months following the termination of employment, whichever is earlier. A portion of the options become exercisable if the optionee's employment is terminated due to death, disability or a change of control prior to April 6, 1999, based upon the time elapsed from the grant date to the termination date as a percentage of the time from the grant date to April 6, 1999. In such event, the options expire three months after termination. Upon termination of employment by the Company for any other reason, the unvested portion of the options will expire and the vested portion of the options will remain exercisable for a period of three months following the effective date of termination.

(n) These options also become exercisable in full if, prior to December 6, 1999, the closing price of the Common Stock exceeds $14.00 per share (previously $18.00 per share) for at least 20 of 30 consecutive trading days; otherwise, the options will generally expire on such date. If the options become exercisable as a result of an event described in note (j) or in the preceding sentence, the options expire on December 5, 2004 or three months following termination of employment, whichever is earlier. A portion of the options become exercisable if the optionee's employment is terminated due to death, disability or a change of control prior to December 6, 1999, based upon the time elapsed from the grant date to the termination date as a percentage of the time from the grant date to December 6, 1999. In such event, the options expire three months after termination. Upon termination of employment by the Company for any other reason, the unvested portion of the options will expire and the vested portion of the options will remain exercisable for a period of three months following the effective date of termination.

The following table provides information with respect to unexercised options held as of the end of 1996 by the Named Officers. There were no options exercised by the Named Officers during 1996.

            Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year-End Option/SAR Values


                              Number of Securities
                             Underlying Unexercised                           Value of Unexercised
                                 Options/SARs at                            In-the-Money Options/SARs
                               Fiscal Year-End (#)                          at Fiscal Year-End ($)(a)
Name                      Exercisable    Unexercisable                      Exercisable Unexercisable
----                      -----------    -------------                      ----------- -------------
Eugene Jennings                 0             300,000                             0            0

Lou Gorga                       0             100,000                             0            0

Perry McClung                   0              85,000                             0            0

Alan Ker                   15,213              80,000                             0            0

Thomas Marquard            20,213               6,000                             0            0

John Watkins               44,332              70,668                             0            0

------------

(a) Represents the total gain which would have been realized if all options were exercised at December 31, 1996. The closing market price at December 31, 1996 was $2.87.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with each of the Named Officers. These agreements are described below.

     The employment agreement of Mr. Jennings expires on March 12, 1999 and provides for an annual salary (subject to adjustment for inflation) of $250,000. In connection with the commencement of his employment, the Company also agreed to reimburse Mr. Jennings for certain costs and expenses up to $60,000 relating to his relocation to the State of Michigan and for taxes imposed on such reimbursements. The contract term will extend automatically for successive terms of one year unless, at least six months prior to the then current expiration date, the Company gives notice of its intent not to extend the term. Upon termination of employment by the Company without cause, Mr. Jennings generally will be entitled to receive his salary and benefits for a period of eighteen months if such termination occurs prior to March 12, 1998 or for twelve months if such termination occurs on or after March 12, 1998. Upon termination of employment by the Company for cause or as a result of Mr. Jennings' death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Jennings' salary will cease. The agreement also provides that Mr. Jennings is entitled to participate in the 1994-1996 Executive Compensation Plan.

     The employment agreement of Mr. Gorga expires on December 31, 1998 and provides for an annual salary (subject to adjustment for inflation) of $125,000. Upon commencement of his employment, Mr. Gorga also received a payment of $13,000 in connection with his relocation to the State of Michigan. The contract term will extend automatically for successive terms of one year unless, at least six months prior to the then current expiration date, the Company gives notice of its intent not to extend the term. Upon termination of employment by the Company without cause, Mr. Gorga generally will be entitled to receive his salary and benefits for a period of the lesser of six months following the date of his termination or the remaining term of the employment
agreement at the rate in effect as of the date of termination.   Upon
termination of employment by the Company for cause or as a result of Mr. Gorga's death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Gorga's salary will cease. The agreement also provides that Mr. Gorga is entitled to participate in the 1994-1996 Executive Compensation Plan.

     The employment agreement of Mr. McClung expires on June 28, 1999 and provides for an annual salary based on the level of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Company's managed care operation ("USMC") for each year during the term. The agreement provides that Mr. McClung will receive a minimum salary of $150,000 during the first year, which began June 28, 1996, $125,000 (and no more than $400,000) during the second year and $75,000 (and no more than $300,000) during the third year of the term. Mr. McClung is entitled to a bonus of $100,000 if USMC's EBITDA from certain accounts exceeds $4.8 million during each of the years 1996 through 1999. Upon termination of employment without cause by the Company during the first year of the term, Mr. McClung will receive his salary (reduced by earnings from subsequent employment) for the remainder of the first year of the term and for an additional nine months thereafter. Mr. McClung is also entitled to $125,000, of which $75,000 was payable on or before January 1, 1997 and $50,000 is payable on or before January 1, 1998, in connection with a covenant not to compete with the Company and its subsidiaries. Upon termination of employment without cause by the Company after the first year of the term, Mr. McClung, is entitled to receive his salary (reduced by earnings from subsequent employment) until nine months after termination of employment or until June 28, 1999, whichever occurs first.
Except for the bonus and the covenant not to compete payments, the Company has no obligation to make further payments if employment is terminated for cause or due to death, disability or resignation. The agreement also provides that Mr. McClung is entitled to participate in the Company's other executive compensation plans.

     The employment agreement of Mr. Ker expires on June 30, 1998 and provides for an annual salary (subject to adjustment for inflation) of $145,000. The agreement provides that the contract term will extend automatically for successive terms of one year unless, at least nine months prior to the then current expiration date, the Company gives notice of its intent not to extend
the term.   Upon termination of employment by the Company without cause, Mr.
Ker generally will be entitled to receive his salary and benefits for a period of nine months. Upon termination of employment by the Company for cause or as a result of Mr. Ker's death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Ker's salary will cease. The agreement also provides that Mr. Ker is entitled to participate in the 1994-1996 Executive Compensation Plan.

     The employment agreement of Mr. Marquard provides for a minimum annual salary of $125,947, subject to increase by the Company's chief executive officer (and adjustment for inflation), until the agreement expires on January 1, 1999. Upon termination of Mr. Marquard's employment by the Company for cause or as a result of his death, disability or violation of the terms of the agreement, the Company's obligation to pay Mr. Marquard's salary will cease. If Mr. Marquard's employment is terminated without cause, Mr. Marquard generally is entitled to be paid his salary for nine months and certain outplacement expenses. The agreement also provides for an annual bonus of up to $50,000 based upon the level of net revenues generated by the Company from certain new or expanded managed care contracts.

     The employment agreement with Mr. Watkins provides for an annual salary of $75,000 and expires on June 30, 1997. Upon termination of Mr. Watkins' employment by the Company for cause or as a result of his death, disability or violation of the terms of the agreement, the Company's obligation to pay Mr. Watkins' salary will cease. If Mr. Watkins' employment is otherwise terminated by the Company, the Company is obligated to pay his salary for the remainder of the term. Mr. Watkins will also receive payments totaling $120,000, payable in 15 equal monthly installments, which payments began in April 1996, in connection with his covenant not to compete with the Company during the term of his employment and for five years thereafter.

     In addition, the stock option agreements with Messrs. Jennings, Gorga, McClung, Ker, Watkins and Marquard provide that such options become immediately exercisable in full upon a change of control of the Company and, in certain cases, upon termination without cause. The Company's unwillingness to extend the term of Mr. Watkins' employment agreement for additional one-year periods (except where his employment has been terminated as a result of his death, disability, violation of the terms of the agreement or termination of his employment for cause) will constitute a termination of Mr. Watkins' employment without cause for purposes of his stock option agreements, other than the perfomance-based options granted in 1994, which will remain outstanding and continue to become exercisable in accordance with the terms of such options.

     Under the 1994-1996 Executive Compensation Plan, a quarterly bonus pool is established in an amount equal to 7% of the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) for such quarter, less base salary payments to the senior executive officers for such quarter. The bonus pool, if any, is distributed quarterly to senior executive officers. The plan provides for a cap on annual bonus payments made under the plan and requires any negative quarterly bonus amount to be accumulated and offset by positive quarterly bonus amounts before bonuses for future periods may be paid.

DIRECTORS COMPENSATION

     During 1996, the non-employee directors were not paid any cash compensation for services as members of the Company's Board of Directors and were only reimbursed for travel and related expenses. In 1997, the Board may elect to reinstate payment of directors and committee fees.

     The Directors Stock Option Plan (the "Directors Plan") provides for the making of stock option grants to directors who are not employees of the Company or its subsidiaries and who are not beneficial owners of more than 5% of the shares of Common Stock outstanding ("5% Owners") or employees, officers or affiliates of a 5% Owner. Eligible directors who are first elected to the Board after March 1995 will receive an initial grant of an option to purchase 15,000 shares in addition to annual grants during the term of the Directors Plan at an exercise price equal to the fair market value per share of the Common Stock on the grant date (as calculated under the Directors Plan). In addition, on the date of each annual meeting during the term of the Directors Plan, each eligible director will receive an option to purchase 10,000 shares at a price equal to the fair market value per share of the Common Stock on the grant date (as calculated under the Directors Plan). Messrs. Bonelli and Hirsch and Dr. DeCresce each received an option to purchase 10,000 shares at $5.47 per share during 1996 under the Director's Plan. All options granted under the Directors Plan become exercisable in equal annual installments on each of the first four anniversaries of the grant date or immediately upon a "change of control" or "involuntary removal" from the Board of Directors (as such terms are defined in Directors Plan).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Joseph Vadapalas, Eduardo Bohorquez and Robert DeCresce served on the Compensation Committee of the Board of Directors of the Company during 1996. None of these individuals was an employee of the Company during 1996.

     Pursuant to the terms of a management advisory and consulting agreement between WCA and the Company which terminated in December 1992. The Company has an outstanding obligation to WCA in the amount of approximately $395,000. WCA is a 5% Owner and is controlled by WCI. Dr. Bohorquez is the chief executive officer of WCA and Mr. Vadapalas is a managing director of WCA.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

     The following table set forth information as of April 1, 1997, unless otherwise indicated, with respect to the beneficial ownership of Common Stock by each director and nominee, each of the Named Officers, all current directors and current executive officers as a group and all other persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (each, a "5% Owner").

                                                        Number                      Percent
Name (a)                                             Of Shares (b)                of Class (c)
--------                                             -------------                ------------
Eduardo Bohorquez                                    2,480,517    (d)                37.4
Anthony A. Bonelli                                      27,747    (e)                 *
Robert P. DeCresce                                      35,747    (f)                 *
Thomas R. Donahue                                            0                        -
Lou Gorga                                               15,000    (g)                 *
Thomas W. Gorman                                       584,899    (h)                 8.9
P. Thomas Hirsch                                        15,000    (i)                 *
Eugene E. Jennings                                      80,000    (j)                 1.2
Joseph J. Vadapalas                                  2,480,517    (d)                37.4
John T. Watkins                                        214,218    (k)                 3.3
Perry C. McClung                                       132,363    (l)                 2.0
Alan S. Ker                                             47,578    (m)                 *
Thomas Marquard                                         22,383    (n)                 *
Portfolio Investment Company Limited                 2,178,223    (o)                33.2
WestSphere Capital, Inc.                             2,480,517    (d)                37.4
WestSphere Capital Associates, L.P.                  2,480,517    (d)                37.4
Anixter Corporation                                    774,899    (p)                11.8
The Kaufmann Fund, Inc.                              1,842,857    (q)                24.0

All current directors and executive
officers as a group (12 persons)                     3,633,069    (r)                47.3

------------

*Less than one percent

(a) The address of each of WestSphere Capital Associates, L.P. ("WCA"), 55 E. 59th Street, 13th Floor, New York, New York 10017, WestSphere Capital, Inc. ("WCI") and Messrs. Bohorquez, Vadapalas and Donahue is c/o WCA, 55 E. 59th Street, 13th Floor, New York, New York 10017.
          The address of Portfolio Investment Company Limited ("PICL") is P.O. Box 309, 63 SMB, Grand Cayman, Cayman Islands, B.W.I. The address of Mr. Gorman and Signal Capital Corporation is 55 Ferncroft Road, Danvers, Massachusetts 01923. The address of Anixter Corporation is Two North Riverside Plaza, Chicago, Illinois 60606. The address of The Kaufmann Fund Inc. is 140 E. 45th Street, 43rd Floor, New York, New York 10017.

(b) The column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission ("SEC"), including shares issuable under options or warrants exercisable within 60 days of April 1, 1997 or upon conversion of the Company's 8.25% Convertible Subordinated Debentures Due 2006 ("Debentures"). Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the following footnotes.

(c) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person under stock options or warrants exercisable within 60 days of April 1, 1997 or upon conversion of Debentures owned by such person are considered outstanding and added to the shares of Common Stock actually outstanding.

(d) Information is based on a Schedule 13D filed by PICL and certain related entities on September 30, 1996. Amount includes 2,178,223 shares owned by PICL, as well as 219,175 shares and a currently exercisable warrant for 83,117 shares which shares and warrants are owned by certain other affiliates of WCA and WCI. Pursuant to certain management agreements, WCA has the authority to direct the voting power of the shares of the Company owned by these entities. WCI is the general partner of WCA and therefore may also be deemed to be the beneficial owner of such shares. WCA and WCI disclaim this beneficial ownership. Messrs. Bohorquez and Vadapalas are principals of WCA and directors of WCI and therefore may be deemed to be beneficial owners of such shares. Messrs. Bohorquez, Donahue and Vadapalas disclaim beneficial ownership of these shares.

(e) Includes 27,747 shares which may be acquired pursuant to stock options.

(f) Includes 32,747 shares which may be acquired pursuant to stock options and 3,000 shares owned by Dr. DeCresce's minor sons as to which shares Dr. DeCresce disclaims beneficial ownership.

(g) Included 15,000 shares which may be acquired pursuant to stock options.

(h) Includes 584,899 shares owned by Signal Capital Corporation for which Mr. Gorman is a senior investment manager. Excludes 190,000 shares owned by Anixter International Inc., the parent corporation of Signal Capital Corporation. Mr. Gorman disclaims beneficial ownership of all such shares. See note (p).

(i) Includes 15,000 shares which may be acquired pursuant to stock options.

(j) Includes 75,000 shares which may be acquired pursuant to stock options.

(k) Includes 44,332 shares which may be acquired pursuant to stock options.

(l) Includes 30,000 shares which may be acquired pursuant to stock options.

(m) Includes 40,213 shares which may be acquired pursuant to stock options and 1,500 shares as to which Mr. Ker shares beneficial ownership with his spouse.

(n) Includes 20,213 shares which may be acquired pursuant to stock options and 100 shares as to which Mr. Marquard shares beneficial ownership with his spouse.

(o)       Such shares are subject to a management agreement with WCA.  See note
          (d). Such shares are also pledged to secure certain obligations of PICL.

(p) Information regarding Anixter Corporation is based on the Schedule 13D filed by Anixter Corporation on or about January 31, 1995. Amount includes 190,000 shares owned directly and 584,899 shares owned by its subsidiary, Signal Capital Corporation.

(q) Information regarding The Kaufmann Fund is based on the Schedule 13G filed by the Fund as of December 31, 1995 and information obtained verbally from The Kaufman Fund. Includes 1,142,857 shares which may be acquired upon conversion of Debentures.

(r) Includes a total of 363,156 shares which may be acquired pursuant to options and warrants. See also footnotes (d) through (m) above. None of the directors or executive officers beneficially own any Debentures.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's former laboratory and headquarters in Southfield, Michigan was leased from Brace Place Associates, of which Mr. Watkins, a director and former executive officer, is a general partner. This lease expired in September 1996. The aggregate rental payment under this lease was approximately $362,000 in 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        UNIVERSAL STANDARD MEDICAL
                                        LABORATORIES, INC.


                                        By: /S/ALAN S. KER
                                            Alan S. Ker
                                            Vice President Finance, Treasurer
                                            and Chief Financial Officer


Dated: April 29, 1997