Form 10-Q
period 1997-03-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1997-05-14
CIK 889187

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997           Commission File Number 34-0-20400



                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.



Michigan                                                     38-2986640
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


Attn: Alan S. Ker, Chief Financial Officer
26500 Northwestern Highway, Suite 400, Southfield, Michigan  48076
(Address of principal offices)                               (Zip Code)


Registrant's telephone number, including area code:          (248) 358-0810



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X     No
                                                 ---        ---

Number of shares of common stock, no par value, outstanding as of
April 21, 1997:                                                       6,552,768.

                             UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

                                                INDEX


                                                                        Page No.

Part I.                      FINANCIAL INFORMATION


Item 1.                      Financial Statements

                             Condensed Consolidated Balance Sheets          3
                             at March 31, 1997 and December 31, 1996

                             Condensed Consolidated Statements of           4
                             Income for the three months ended
                             March 31, 1997 and 1996

                             Condensed Consolidated Statements of           5
                             Cash Flows for the three months ended
                             March 31, 1997 and 1996

                             Notes to Condensed Consolidated Financial      6
                             Statements

Item 2.                      Management's Discussion and Analysis of        8
                             Financial Condition and Results of
                             Operations


Part II.                     OTHER INFORMATION                              13

Item 2.                      Changes in Securities

Item 6.                      Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                         March 31,      December 31
                                                           1997            1996
                                                         ---------      -----------
         ASSETS
Current assets:
  Cash and cash equivalents                                 $1,470          $2,227
  Accounts receivable, net of allowance for contractual
     adjustments and uncollectible accounts of $8,436
     and $8,157 at March 31, 1997 and
      December 31, 1996, respectively                        7,635           7,296
  Inventory                                                  1,174           1,053
  Prepaid expenses and other                                 1,605           1,762
                                                           -------         -------
       Total current assets                                 11,884          12,338

Property and equipment, net                                  9,318           9,695
Intangible assets, net                                      33,320          33,547
Other assets                                                 1,478           1,492
                                                           -------         -------

       Total assets                                        $56,000         $57,072
                                                           =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $1,219          $1,534
  Accounts payable                                           5,130           4,348
  Accrued liabilities                                        4,414           5,329
                                                           -------         -------
      Total current liabilities                             10,763          11,211

Long-term debt, net of current portion                      18,901          19,013
Other liabilities                                                6               9
                                                           -------         -------

       Total liabilities                                    29,670          30,233
                                                           -------         -------

Common stock, no par; 20,000,000 shares
   authorized; 6,552,768 shares issued and outstanding      32,864          32,864
Retained earnings (deficit)                                 (6,534)         (6,025)
                                                           -------         -------

       Total stockholders' equity                           26,330          26,839
                                                           -------         -------

         Total liabilities and stockholders' equity        $56,000         $57,072
                                                           =======         =======

                    The accompanying notes are an integral
           part of the condensed consolidated financial statements
                                       3

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                          Three Months Ended
                                                March 31,
                                          1997             1996
                                          ----             ----
Net laboratory service revenue:
   Fee-for-service                     $ 9,422          $10,886
   Managed care                          4,080            4,668
                                       -------          -------
Total net revenue                       13,502           15,554
Operating expenses:
   Laboratory                            9,081           10,297
   Selling, general and administrative   2,724            3,272
   Provision for doubtful accounts         813              914
   Depreciation                            616              573
   Amortization                            340              538
                                       -------          -------
Total operating expenses                13,574           15,594
                                       -------          -------
Operating income (loss)                    (72)             (40)
Interest expense                           416              413
Other income, net                          (17)             (33)
                                       -------          -------
Income (loss) before income taxes         (471)            (420)
Income taxes  (benefit)                     38             (100)
                                       -------          -------
Net income (loss)                        ($509)           ($320)
                                       =======          =======

Net income per share                    ($0.08)          ($0.05)
Average shares outstanding  and
    common equivalent shares             6,599            6,371







                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)





                                                         Three Months Ended
                                                              March 31,
                                                         1997          1996
                                                         ----          ----
Net cash provided by (used in) operating activities    $    8       ($1,448)
                                                       ------      --------
Cash flows from investing activities:
   Purchase of property and equipment                    (238)         (984)
   Other investing activities                             (75)           (7)
                                                       ------      --------
 Net cash used in investing activities                   (313)         (991)
                                                       ------      --------

Cash flows from financing activities:
   Payments on long-term debt                            (429)       (7,723)
   Long-term/Short-term borrowings                        - -         1,000
   Proceeds from issuance of Convertible Debenture        - -        12,000
   Payments of financing costs                            (19)         (907)
   Other financing activities                              (4)          130
                                                       ------      --------
Net cash provided by (used in) financing activities      (452)        4,500
                                                       ------      --------

Net increase (decrease) in cash and cash equivalents     (757)        2,061
Cash and cash equivalents, beginning of period          2,227           999
                                                       ------      --------
Cash and cash equivalents, end of period               $1,470      $  3,060
                                                       ======      ========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations are not necessarily indicative of the results which may be expected for the full year.

2.  Income Taxes

The effective income tax rate of (8.1%) for the three months ended March 31, 1997 is less than the statutory rate of 34% principally due to non-deductible goodwill and other permanent non-deductible expenses. Under applicable accounting rules, $123,000 of tax benefits relating to the first quarter 1997 loss could not be recorded in 1997. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

3.  Earnings Per Share

Earnings per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the assumed exercise of outstanding stock options and warrants.

Statement of Financial Accounting Standards No.128 ("SFAS 128"),
"Earnings per Share", was issued in February 1997. Adoption of SFAS 128, effective for period ending after December 31, 1997, is not expected to have a significant effect on reported earnings.

4.  Intangible Assets

Certain assets classified as goodwill in the Company's financial statements for the year ended December 31, 1996 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 have been reclassified to customer lists. Intangible assets consist of the following (in thousands):


                                     March 31
                                  1997    1996
Goodwill                         $16,120    $28,470
Covenants not to compete             346      5,427
Customer Lists                    22,605     10,456
                                 -------    -------
                                 $39,071    $44,353
Less accumulated amortization     (5,751)    (8,078)
                                 -------    -------
Intangible assets, net           $33,320    $36,275
                                 =======    =======

5.   Long-Term Debt

On April 30, 1997, the Company replaced its existing credit facility with a new credit facility which includes a $9.5 million revolving line of credit, a $3.0 million acquisition line and a $2.5 million letter of credit facility. Borrowing levels under the revolving line of credit are based on accounts receivable, inventory and fixed asset balances. As of April 30, 1997, permitted borrowings under the new revolving line of credit were $7,000,000 and $7,000,000 was outstanding under the line. Under the credit facility the Company is required to maintain certain financial covenants including a current ratio of 1.1 to 1 through June 29, 1997, and 1.25 to 1 thereafter; a consolidated leverage ratio of 9.5 to 1 through June 29, 1997, 7 to 1 through September 29, 1997, 5 to 1 through June 29, 1998 and 3 to 1 thereafter; a consolidated funded debt to total capitalization ratio of .75 to 1 through September 29, 1997, .70 to 1 through December 30, 1997 and .60 to 1 thereafter; and a consolidated debt service coverage ratio of .9 to 1 through June 30, 1997, 1 to 1 through September 30, 1997 and 1.25 to 1 thereafter. Borrowing under the acquisition line is at the discretion of the bank. The line of credit bears interest from .5% below to 1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at April 30, 1997 was 9%. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The revolving line of credit initially expires on August 31, 1998, while the acquisition line and letter of credit facilities initially expire on June 30, 1997, but are expected to be renewed at that time.

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

In August, 1996, the Company received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991-1994 totaling $3.3 million. The proposed adjustments related to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

There can be no assurance that the Company will resolve these disputes   IRS in
a manner favorable to the Company. The failure to resolve these disputes with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. The ultimate effect of these matters on the Company, if any, cannot be determined at this time. The outcome of these disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.



                                               Three Months Ended
                                                    March 31,
                                               1997        1996
                                               ----        ----
Fee-for-service                                 70.0%      70.0%
Managed care                                    30.0%      30.0%
                                               ------     ------
Total net revenue                              100.0%     100.0%
Laboratory expenses                             67.2%      66.2%
Selling, general and administrative expenses    20.2%      21.0%
Provision for doubtful accounts                  6.0%       5.9%
Depreciation and amortization                    7.1%       7.1%
                                               ------     ------
Operating income (loss)                         -0.5%      -0.2%
Interest expense                                 3.1%       2.7%
Other income, net                               -0.1%      -0.2%
Income taxes                                     0.3%      -0.6%
                                               ------     ------
Net income (loss)                               -3.8%      -2.1%
                                               =================

EBITDA*                                          6.6%       6.9%
                                               =================
Net cash provided by operating activities**       .1%      -9.3%
                                               =================




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

Total net revenue was $13.5 million in the first quarter of 1997, compared to $15.6 million in the first quarter of 1996. The decrease in total net revenue was principally due to a decline in fee-for-service revenue resulting from fewer fee-for-service patient visits and, to a lesser extent, declines in managed care revenues.

Managed care revenue decreased to $4.1 million for the first quarter of 1997 from $4.7 million for the first quarter of 1996, a decrease of $0.6 million, or 12.6%. The decrease in managed care revenue for the first quarter of 1997 was primarily due to a program that expired in August 1996 and was renewed two months later at a reduced level and, to a lesser extent, decreases in participation levels, fee reductions in programs and
program terminations.   As a percentage of total net revenue, managed
care revenue remained constant at 30% for both the first quarter of 1997 and the first quarter of 1996.

Fee-for-service revenue was $9.4 million for the first quarter of 1997 compared to $10.9 million for the first quarter of 1996. Fee-for-service revenue for the first quarter of 1997 was down 13.5% as compared to the same quarter last year, primarily due to a 16.1% decline in fee-for-service patient visits. The decline in patient visits is principally due to the elimination of testing facilities, reduction of unprofitable accounts, and lost accounts, including retired physicians and physician practices sold to hospitals. The revenue decline was partially offset by an increase in fee-for-service revenue per accession, principally due to changes in payor and test mix and reduction of unprofitable accounts.

The Company's fee-for-service net revenue may continue to be negatively impacted in 1997 by a number of factors, including customer attrition resulting from recent cost reduction efforts as described above, the shift toward managed care alternatives, reductions in reimbursement levels on certain of its laboratory tests primarily due to reimbursement changes instituted by the Company's third-party payors, and changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally.

The Company's clinical laboratory testing operations are partially affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by Managed Care revenues which are not affected by seasonal trends.

Laboratory Expenses. Laboratory expenses decreased from $10.3 million for the first quarter of 1996 to $9.1 million for the first quarter of 1997, a decrease of $1.2 million, or 11.8%. This decrease is principally due to fewer patient visits and the Company's reengineering and cost reduction efforts. As a percentage of net revenue, laboratory expenses increased from approximately 66.2% for the first quarter of 1996 to 67.3% for the first quarter of 1997. The Company attributes this increase principally to patient visits declining at a faster rate than laboratory expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $3.3 million for the first quarter of 1996 to $2.7 million for the first quarter of 1997, a decrease of $.6 million, or 16.8%. As a percentage of net revenue, selling, general and administrative expenses decreased from 21.0% for the first quarter of 1996 to 20.2% for the first quarter of 1997. These decreases are primarily due to the reengineering and cost reduction programs initiated during 1996 and 1997.

Provision for Doubtful Accounts.   The provision for doubtful accounts
decreased from $.9 million in the first quarter of 1996 to $.8 million in
the first quarter of 1997.   The decrease of $.1 million, or 11%, was
principally due to the decline in fee-for-service revenue. As a percentage of net revenue, the provision for doubtful accounts increased from 5.9% in the year earlier quarter to 6.0% for the current quarter, mainly due to increases in direct patient billings.

EBITDA. EBITDA was $.9 million or 6.6% of net revenue for the first quarter of 1997, compared to $1.1 million, or 6.9% of net revenue for the first quarter of 1996. The Company attributes these decreases principally to the decline in fee-for-service patient visits discussed above.

Income Taxes. The effective income tax rate of (8.1%) for the three months ended March 31, 1997 is less than the statutory rate of 34% principally due to non-deductible goodwill and other permanent non-deductible expenses. Under applicable accounting rules, $123,000 of tax benefits relating to the first quarter 1997 loss could not be recorded in 1997. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

Liquidity and Capital Resources

The Company's working capital ratio remained constant at 1.1 to 1 at March 31, 1997 and December 31, 1996. Working capital remained constant at $1.1 million at March 31, 1997 and December 31, 1996. Included in cash and cash equivalents at March 31, 1997 is $533,000 million in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was $8,000 for the first quarter of 1997 compared to ($1.4) million for the year-earlier quarter, principally due to payments made on current liabilities from proceeds of convertible debenture offering which occurred in the first quarter of 1996. Days outstanding in accounts receivable were 68 days at March 31, 1997, compared to 97 days at March 31, 1996. The days outstanding have reduced significantly due to reengineering and process improvements, and, to a lesser extent, increased accounts receivable allowances. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

The ratio of debt to capital was 43.3% at March 31, 1997 and December 31, 1996.

On April 30, 1997, the Company replaced its existing credit facility with a new credit facility which includes a $9.5 million revolving line of credit, a $3.0 million acquisition line and a $2.5 million letter of credit facility. Borrowing levels under the revolving line of credit are based on accounts receivable, inventory and fixed asset balances. As of April 30, 1997, permitted borrowings under the new revolving line of credit were $7,000,000 and $7,000,000 was outstanding under the line. Under the credit facility the Company is required to maintain certain financial covenants including a current ratio of
1.1 to 1 through June 29, 1997, and 1.25 to 1 thereafter; a consolidated leverage ratio of 9.5 to 1 through June 29, 1997, 7 to 1 through September 29, 1997, 5 to 1 through June 29, 1998 and 3 to 1 thereafter; a consolidated funded debt to total capitalization ratio of .75 to 1 through September 29, 1997, .70 to 1 through December 30, 1997 and .60 to 1 thereafter; and a consolidated debt service coverage ratio of .9 to 1 through June 30, 1997, 1 to 1 through September 30, 1997 and 1.25 to 1 thereafter. Borrowing under the acquisition line is at the discretion of the bank. The line of credit bears interest from
 .5% below to 1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at April 30, 1997 was 9%. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The revolving line of credit initially expires on August 31, 1998, while the acquisition line and letter of credit facilities initially expire on June 30, 1997, but are expected to be renewed at that time.

The Company expects to incur capital expenditures of approximately $1.0 million during the remainder of 1997 for new data processing and laboratory equipment.

The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its managed care subsidiaries and capitalized leases. The Company believes that it will continue to generate operating cash flow in future periods as a result of the revenue enhancement initiatives and the reengineering and cost reduction efforts implemented to date and in the future. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate additional operating cash flow involves a number of uncertainties. For example, the Company's revenue enhancement initiatives may not be successful in generating new revenues or, if successful, such new revenues may not be at the level required to offset decreases in revenues, particularly if third party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit as described above under "Results of Operations - Net Revenue". In addition, the Company's operating cash flow could be negatively affected by a number of other factors, including the impact of reengineering/cost reduction efforts on revenues, potential offsetting increases in operating expenses, variations in cost savings from, and timing of, the Company's reengineering/cost reduction efforts from those anticipated, the impact on revenues and expenses of governmental and third-party payor requirements and reimbursement levels, the impact on the Company of recent and continuing changes in the health care industry, and the competitive nature of the laboratory industry. From time to time the Company's managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow requirement without violating applicable regulatory requirements. In the event that the Company is not able to generate additional operating cash flow or to receive cash distributions from its managed care subsidiaries to the extent required to fund the Company's operating cash flow requirements, the Company may need to obtain additional financing to meet its operating cash needs.

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

In connection with the acquisition of the Company's predecessor (the "Predecessor"), the Company has agreed to indemnify the Predecessor and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, the Predecessor and its shareholders received notices of deficiency from the Internal Revenue Service (IRS). The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency.
The Company believes that the acquisition has been treated properly for federal income tax purposes and intents to vigorously defend its position.

In August, 1996, the Company received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991-1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the Predecessor acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

There can be no assurance that the Company will resolve these disputes with the IRS in a manner favorable to the Company. The failure to resolve the disputes with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. The ultimate effect of these matters on the Company, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of these disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustment.


Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not Applicable.

                          PART II. OTHER INFORMATION


Item 2.   Changes in Securities

          On April 30, 1997, the Company replaced its existing credit facility with a new credit facility. For a description of the new credit facility, see Part I- Financial Information, Item 1 Financial Statements, and Note 5 to Notes to Condensed Consolidated Financial Statements. Certain covenants in the Company's new credit facility, including a covenant requiring the Company to maintain a current ratio and a debt service coverage ratio, may restrict the Company's ability to pay cash dividends.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits


          4.1 Revolving Credit and Loan Agreement dated April 30, 1997 between the Company and its subsidiaries and NBD Bank.


          27    Financial Data Schedule


(b)       Reports on Form 8-K.

          On January 4, 1997, a current report on Form 8-K was filed disclosing information under Item 4 regarding the change in the Company's independent accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                                 (Registrant)



Date: May 14, 1997              By: /s/Eugene  E. Jennings
                                    -----------------------
                                    Eugene E. Jennings
                                    President and
                                    Chief Executive Officer



Date:  May 14, 1997             By:  /s/ Alan S. Ker
                                     ------------------------
                                     Alan S. Ker
                                     Vice President, Finance,
                                     Chief Financial Officer

                                EXHIBIT INDEX



                                                                SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                          DESCRIPTION                          PAGE
-------                         -----------                      ------------
4.1    --     Revolving Credit and Loan Agreement dated April
              30, 1997 between the Company and its subsidiaries and NBD Bank




27     --     Financial Data Schedule