Form 10-Q
period 1997-06-30
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1997-08-15
CIK 889187

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997 Commission File Number 34-0-20400


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

Number of shares of common stock, no par value, outstanding as of July 31, 1997: 6,560,772.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.

                                     INDEX


                                                                      Page No.
                                                                      --------
Part I.  FINANCIAL INFORMATION



Item 1. Financial Statements

             Condensed Consolidated Balance Sheets                     3
             at June 30, 1997 and December 31, 1996

             Condensed Consolidated Statements of                      4
             Income for the three and six months ended
             June 30, 1997 and 1996

             Condensed Consolidated Statements of                      5
             Cash Flows for the six months ended
             June 30, 1997 and 1996

             Notes to Condensed Consolidated Financial                 6
             Statements

Item 2. Management's Discussion and Analysis of                        9
             Financial Condition and Results of
             Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks    14

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 6.   Exhibits and Reports on Form 8-K                             15

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                        June 30,        December 31,
                                                          1997              1996
                                                        --------        ------------

ASSETS

Current assets:
  Cash and cash equivalents                             $ 2,477         $ 2,227
  Accounts receivable, net of allowance for
    contractual adjustments and uncollectible
    accounts of $8,848 and $8,157 at June 30, 1997
    and December 31, 1996, respectively                   8,616           7,296
  Inventory                                               1,207           1,053
  Prepaid expenses and other                              1,627           1,762
                                                        -------         -------
    Total current assets                                 13,927          12,338

Property and equipment, net                               9,245           9,695
Intangible assets, net                                   33,020          33,547
Other assets                                              1,611           1,492
                                                        -------         -------
    Total assets                                        $57,803         $57,072
                                                        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                      $1,244          $1,534
  Accounts payable                                        5,333           4,348
  Accrued liabilities                                     4,874           5,329
                                                        -------         -------
    Total current liabilities                            11,451          11,211

Long-term debt, net of current portion                   20,231          19,013
Other liabilities                                             3               9
                                                        -------         -------
    Total liabilities                                    31,685          30,233
                                                        -------         -------
Common stock, no par; 20,000,000 shares authorized;
  6,578,135 shares issued and outstanding                32,864          32,864
Retained earnings (deficit)                              (6,746)         (6,025)
                                                        -------         -------
    Total stockholders' equity                           26,118          26,839
                                                        -------         -------
      Total liabilities and stockholders' equity        $57,803         $57,072
                                                        =======         =======





                The accompanying notes are integral part of the
                  condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                          1997            1996            1997            1996
                                                        --------        --------        --------        --------

Net laboratory service revenue:
  Fee-for-service                                       $ 9,298         $10,217         $18,720         $21,103
  Managed care                                            4,769           4,598           8,849           9,266
                                                        -------         -------         -------         -------
    Total net revenue                                    14,067          14,815          27,569          30,369

Operating expenses:
  Laboratory                                              9,566          10,493          18,647          20,790
  Selling, general and administrative                     2,718           3,297           5,442           6,569
  Provision for doubtful accounts                           627           1,057           1,440           1,971
  Special Charge                                              0           2,407               0           2,407
  Depreciation                                              618             570           1,234           1,143
  Amortization                                              353             560             693           1,098
                                                        -------         -------         -------         -------
    Total operating expenses                             13,882          18,384          27,456          33,978
                                                        -------         -------         -------         -------
Operating income (loss)                                     185          (3,569)            113          (3,609)
Interest expense                                            454             480             870             893
Other income, net                                           (19)            (41)            (36)            (74)
                                                        -------         -------         -------         -------
Income (loss) before income taxes                          (250)         (4,008)           (721)         (4,428)
Income taxes (benefit)                                      (38)         (1,330)              0          (1,430)
                                                        -------         -------         -------         -------
Net income (loss)                                       $  (212)        $(2,678)        $  (721)        $(2,998)
                                                        =======         =======         =======         =======
Net income per share                                    $ (0.03)        $ (0.40)        $ (0.11)        $ (0.45)
Average shares outstanding and common
  equivalent shares                                       6,578           6,716           6,578           6,621
EBITDA                                                  $ 1,156         $(2,439)        $ 2,040         $(1,368)




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                           Six Months Ended
                                                                June 30,
                                                         1997            1996
                                                        ------          ------

Net cash provided by (used in) operating activities     $   327          $   124
                                                        -------          -------
Cash flows from investing activities:
  Purchase of property and equipment                       (453)          (1,114)
  Restricted cash investment                                              (1,013)
  Other investing activities                                (75)              (7)
                                                        -------          -------
Net cash used in investing activities                      (528)          (2,134)
                                                        -------          -------

Cash flows from financing activities:
  Payments on long-term debt                             (6,422)          (8,167)
  Long-term/Short-term borrowings                         7,016            1,000
  Proceeds from issuance of Convertible Debenture            --           12,000
  Payments of financing costs                              (137)            (919)
  Other financing activities                                 (6)             (13)
                                                        -------          -------
Net cash provided by (used in) financing activities         451            3,901
                                                        -------          -------
Net increase (decrease) in cash and cash equivalents        250            1,891
Cash and cash equivalents, beginning of period            2,227              999
                                                        -------          -------
Cash and cash equivalents, end of period                $ 2,477          $ 2,890
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

2.  Income Taxes

The effective income tax rate of (15.2%) and 0% for the three month and six months ended June 30, 1997, respectively, is less than the statutory rate of 34% principally due to non-deductible goodwill and other permanent non deductible expenses. Under applicable accounting rules, no tax benefits relating to the first six months of the 1997 loss are recorded. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

3.  Earnings Per Share

Earnings per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the assumed exercise of outstanding stock options and warrants.

Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share", was issued in February 1997. Adoption of SFAS 128, effective for periods ending after December 31, 1997, is not expected to have a significant effect on reported earnings.

4.   Intangible Assets

Certain assets classified as goodwill in the Company's financial statements for the year ended December 31, 1996 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 have been reclassified to customer lists. Intangible assets consist of the following (in thousands):

                                                        June 30
                                                 1997            1996
               Goodwill                         $ 16,179          $ 28,470
               Covenants not to compete              346             5,427
               Customer Lists                     22,546            10,456
                                                --------          --------
                                                $ 39,071          $ 44,353
               Less accumulated amortization    $ (6,051)           (8,602)
                                                --------          --------
               Intangible assets, net           $ 33,020          $ 35,751
                                                ========          ========

5.   Long-Term Debt

On April 30, 1997, the Company replaced its existing credit facility with a new credit facility which includes a $9.5 million revolving line of credit, a $3.0 million acquisition line and a $2.5 million letter of credit facility. Borrowing levels under the revolving line of credit are based on accounts receivable, inventory and fixed asset balances. As of June 30, 1997, permitted borrowings under the new revolving line of credit were $7,015,000, all of which was outstanding under the line. Under the credit facility the Company is required to maintain certain financial covenants including a current ratio of 1.1 to 1 through June 29, 1997, and 1.25 to 1 thereafter; a consolidated leverage ratio of 9.5 to 1 through June 29, 1997, 7 to 1 through September 29, 1997, 5 to 1 through June 29, 1998 and 3 to 1 thereafter; a consolidated funded debt to total capitalization ratio of .75 to 1 through September 29, 1997, .70 to 1 through December 30, 1997 and .60 to 1 thereafter; and a consolidated debt service coverage ratio of .9 to 1 through June 30, 1997, 1 to 1 through September 30, 1997 and 1.25 to 1 thereafter. The Bank has waived compliance with the current ratio covenant through June 30, 1997. Borrowing under the acquisition line was at the discretion of the bank. The line of credit bears interest from .5% below to 1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at June 30, 1997 was 9.5%.
Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The revolving line of credit expires on August 31, 1998. The acquisition line and letter of credit facility expired on June 30, 1997, although outstanding letters of credit will continue for the remainder of their terms. The Company is currently negotiating an extension of these facilities.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.


                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1997       1996         1997       1996
                                 ----       ----         ----       ----

Fee-for-service                   66.1%    69.0%         67.9%       69.5%
Managed care                      33.9%    31.0%         32.1%       30.5%
                                 -----------------------------------------
Total net revenue                100.0%   100.0%        100.0%      100.0%
Laboratory expenses               68.0%    70.8%         67.6%       68.5%
Selling, general and              19.3%    22.3%         19.7%       21.6%
 administrative expenses
Provision for doubtful accounts    4.5%     7.1%          5.2%        6.5%
Special Charge                     0.0%    16.3%          0.0%        7.9%
Depreciation and amortization      6.9%     7.6%          7.0%        7.4%
                                 ------------------------------------------
Operating income (loss)            1.3%   (24.1%)         0.4%      (11.9%)
Interest expense                   3.2%     3.3%          3.2%        2.9%
Other income, net                 (0.1%)   (0.3%)        (0.1%)      (0.2%)
Income taxes                      (0.3%)   (9.0%)         0.0%       (4.7%)
                                 ------------------------------------------
Net income (loss)                 (1.5%)  (18.1%)        (2.6%)      (9.9%)
                                 =========================================

EBITDA*                            8.2%   (16.5%)         7.4%       (4.5%)
                                 =========================================
Net cash provided by
operating activities**             2.3%    10.6%          1.2%        0.4%
                                 =========================================



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

Total net revenue was $14.1 million in the second quarter of 1997, compared to $14.8 million in the second quarter of 1996. Total net revenue for the first half of 1997 was $27.6 million, compared to $30.4 million for the first half of
1996.   The decrease in total net revenue was principally due to a decline in fee-for-service revenue resulting from fewer fee-for-service patient visits due to reduction of unprofitable accounts and attrition.

Managed care revenue increased 4% to $4.8 million for the second quarter of 1997, as compared to $4.6 million for the second quarter of 1996. This increase in the second quarter of 1997 is principally due to the new nationwide contracts with Ford and Chrysler initiated during the second quarter. Managed care revenue for the first half of 1997 decreased 5% to $8.8 million, from $9.3 million in the comparable period of 1996. The decrease in managed care revenue for the first six months of 1997 was primarily due to a program that expired in August 1996 and was renewed two months later at a reduced level and, to a lesser extent, decreases in participation levels, fee reductions in programs and program terminations.

Fee-for-service revenue was $9.3 million for the second quarter of 1997 compared to $10.2 million for the second quarter of 1996. Fee-for-service revenue was down 9.0% as compared to the same quarter last year, primarily due to a 13.9% decline in fee-for-service patient visits. Fee-for-service revenue for the first six months of 1997 was $18.7 million, compared to $21.1 million for the first six months of 1996. Fee-for-service revenue was down 11.3% as compared to the first half of last year, primarily due to a 15.0% decline in fee-for-service patient visits. The decline in fee-for-service patient visits was principally due to the reduction in unprofitable accounts and attrition. Increases in fee-for-service revenue per patient visit, principally due to changes in payor and test mix, partially offset these declines.

The Company's fee-for-service net revenue continues to be negatively impacted in 1997 by a number of factors, including customer attrition resulting from recent cost reduction efforts as described above, the shift toward managed care alternatives and reductions in reimbursement levels on certain of its laboratory tests primarily due to reimbursement changes instituted by the Company's third-party payors.

The Company's clinical laboratory testing operations are partially affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by the Managed Care revenues which are not affected by seasonal trends.

Laboratory Expenses. Laboratory expenses were $9.6 million and $10.5 million in the second quarter of 1997 and 1996, respectively. Laboratory expenses for the first six months of 1997 were $18.6 million compared to $20.8 million for the first six months of 1996. Laboratory expenses for the three and six months ended June 30, 1997 were lower than the comparable periods of 1996 primarily as a result of the cost reduction programs, as well as fewer fee-for-service patient visits discussed above. As a percentage of net revenue, laboratory expenses decreased from 70.8% and 68.5% for the three and six months ended
June 30, 1996, respectively, to 68.0% and 67.6 for the three and six months ended June 30, 1997, respectively. This decrease is principally due to cost reductions and process improvement as well as improvements in payor and test mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 1997 decreased $.6 million and $1.1 million, respectively, or 17.6% and 17.2%, from the comparable 1996 periods. These decreases are primarily due to the Company's reengineering/cost reduction programs. As a percentage of net revenue, selling, general and administrative expenses was 22.3% and 21.6% for the three and six months ended June 30, 1996, respectively, as compared to 19.2% and 19.7% for the three and six months ended June 30, 1997.

Provision for Doubtful Accounts.   The provision for doubtful accounts
decreased from $1 million in the second quarter of 1996 to $.6 million in the second quarter of 1997, a decrease of $.4 million. The provision decreased to $1.4 million in the first half of 1997 from $2.0 million in the first half of 1996. These decreases are principally due to increases in collectible direct patient billings.

As a percentage of total revenue, the provision for doubtful accounts decreased from 7.1% and 6.5% for the three and six months ended June 30, 1996 to 4.5% and 5.2% for the comparable 1997 periods. This decrease is mainly due to improved patient collection and a more current account receivable balance.

Special Charge. The Company recorded a special charge of $2.4 million in the second quarter of 1996. This charge principally reflects the Reengineering/Cost Reduction Plan initiated during the quarter, which includes the addition of key management personnel, the implementation of process engineering and TQM processes and personnel and facility cost reductions.

EBITDA. EBITDA was a $1.2 million, or 8.2% of net revenue for the second quarter of 1997, compared to a loss of $2.4 million, or 16.5% of net revenue for the second quarter of 1996. Without the $2.4 million special charge, EBITDA for the second quarter 1996 would have been zero. EBITDA for the first six months of 1997 was $2.0 million, or 7.4% of net revenue, compared to a loss of $1.4 million, or 4.5% for the year-ago period. EBITDA for the first six months of 1996 would have been $1.0 million or 3.4% of net revenue without the special charge. The Company attributes these increases principally to the reengineering/cost reduction programs and improved test and payor mix.

Income Taxes. The effective income tax rate of (15.2%) and 0% for the three and six months ended June 30, 1997, respectively, is less than the statutory rate of 34% principally due to non-deductible goodwill and other permanent nondeductible expenses. Under applicable accounting rules, no tax benefit relating to the 1997 loss are recorded. This loss is treated as a net operating loss carry forward and may be used to offset future profits of the Company.

Liquidity and Capital Resources. The Company's working capital ratio increased to 1.2 to 1 at June 30, 1997 from 1.1 to 1 at December 31, 1996. Working capital increased to $2.5 million at June 30, 1997 from $1.1 million at December 31, 1996. Included in cash and cash equivalents at June 30, 1997 is $750,000 in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was $327,000 for the six months ended June 30, 1997, compared to $.1 million for the year-earlier period. This increase is principally due to the reengineering/cost reduction programs and improved test and payor mix described above. Days outstanding in accounts receivable were 78 days at June 30, 1997, compared to 66 days at December 31, 1996. Days outstanding in accounts receivable are higher than normal primarily as a result of unbilled edits due to missing patient information caused principally by required medical necessity documentation. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

On April 30, 1997, the Company replaced its existing credit facility with a new credit facility which includes a $9.5 million revolving line of credit, a $3.0 million acquisition line and a $2.5 million letter of credit facility. Borrowing levels under the revolving line of credit are based on accounts receivable, inventory and fixed asset balances. As of June 30, 1997, permitted borrowings under the new revolving line of credit were $7,015,000, all of which was outstanding under the line. Under the credit facility the Company is required to maintain certain financial covenants including a current ratio of 1.1 to 1 through June 29, 1997, and 1.25 to 1 thereafter; a consolidated leverage ratio of 9.5 to 1 through June 29, 1997, 7 to 1 through September 29, 1997, 5 to 1 through June 29, 1998 and 3 to 1 thereafter; a consolidated funded debt to total capitalization ratio of .75 to 1 through September 29, 1997, .70 to 1 through December 30, 1997 and .60 to 1 thereafter; and a consolidated debt service coverage ratio of .9 to 1 through June 30, 1997, 1 to 1 through September 30, 1997 and 1.25 to 1. thereafter. The Bank has waived compliance with the current ratio covenant through June 30, 1997. Borrowing under the acquisition line was at the discretion of the bank. The line of credit bears interest from .5% below to 1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at June 30, 1997 was 9.5%.
Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The revolving line of credit expires on August 31, 1998. The acquisition line and letter of credit facility expired on June 30, 1997, although outstanding letters of credit will continue for the remainder of their terms. The Company is currently negotiating an extension of these facilities.

The Company expects to incur capital expenditures of approximately $750,000 million during the remainder of 1997 for new data processing and laboratory equipment.

The ratio of debt to capital was 43.6% at June 30, 1997 compared to 43.4% at December 31, 1996.

The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its managed care subsidiaries and capitalized leases. From time to time the Company's managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's managed care subsidiary operating in the State of Michigan (the "Michigan Managed Care Subsidiary") proposes to enter into an agreement with the Michigan Insurance Bureau ("MIB") agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without thirty (30) days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such thirty (30) day period. As a result, future cash transfers from the Michigan Managed Care to the Company are likely to be limited to payments for services rendered and dividends payable from the Michigan Managed Care Subsidiary's earned surplus, which is more limited than cash transfers made in the past. Accordingly, the cash needs of the Company's laboratory operations will have to be funded from their own operations and the operation of the Company's unregulated managed care subsidiaries. As a result of the Company's revenue enhancement initiatives and the reengineering and cost reduction efforts implemented to date and in the future by the Company, the Company believes its laboratory operations will generate increased levels of operating cash flow. The Company expects its managed care subsidiaries, including the Michigan Managed Care Subsidiary, to generate sufficient operating cash to fund their current operations and planned expansion. The foregoing statements may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate additional operating cash flow involves a number of uncertainties. For example, the Company's revenue enhancement initiatives may not be successful in generating new revenues or, if successful, such new revenues may not be at the level required to offset decreases in revenues, particularly if third party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit as described above under "Results of Operations - Net Revenue". In addition, the Company's operating cash flow could be negatively affected by a number of other factors, including the impact of reengineering/cost reduction efforts on revenues, potential offsetting increases in operating expenses, variations in cost savings from, and timing of, the Company's reengineering/cost reduction efforts from those anticipated, the impact on revenues and expenses of governmental and third-party payor requirements and reimbursement levels, the impact on the Company of recent and continuing changes in the health care industry, and the competitive nature of the
laboratory industry.   In the event that the Company's laboratory operations
and unregulated managed care subsidiaries do not generate cash levels to the extent required to fund their operations, the Company will need to obtain additional financing to meet its operating cash needs or consider disposition of assets or curtailment of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not Applicable.



                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on June 17, 1997 (adjourned to and completed on June 20, 1997), at which the shareholders considered and voted on the election of three directors, the approval of an amendment to the Company's 1992 Stock Option Plan and the approval of an amendment to the Company's Articles of Incorporation.

     1. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.



             Nominee                  Votes For              Votes Withheld
             -------                  ---------              --------------
             Thomas R. Donahue        5,200,883                 52,231
             Eugene E. Jennings       5,208,883                 44,231
             P. Thomas Hirsch         5,201,883                 51,231



     2.  The adoption of an amendment to the Company's 1992 Stock Option Plan
was approved.   The results of the voting were as follows:



                   For      Against      Abstain     Broker Non-Votes
                   ---      -------      -------     ----------------
                 3,994,723  162,238       5,960        1,090,193



     3. The adoption of an amendment to the Company's Articles of Incorporation was approved to change the Company's name to "Universal Standard HealthCare, Inc.". The results were as follows:



                   For       Against      Abstain     Broker Non-Votes
                   ---       -------      -------     ----------------
                  5,255,547  5,131        14,705             0

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     4.1 Covenant Waiver Letter dated July 29, 1997 between NBD Bank and the Company and its subsidiaries.

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


                 UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.
                                  (Registrant)



Date: August 14, 1997                             Eugene Jennings
                                                  ---------------
                                                  Eugene Jennings
                                                  President and
                                                  Chief Executive Officer




Date: August 14, 1997                             Alan S. Ker
                                                  -----------
                                                  Alan S. Ker
                                                  Vice President, Finance,
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                     DESCRIPTION                              PAGE
-------                    -----------                          ------------

4.1 Covenant Waiver Letter dated July 29, 1997 between NBD Bank and the Company and its subsidiaries.

11.             Computation of Consolidated Net Income Per Common Share

27.             Financial Data Schedule