Form 10-Q
period 1997-09-30
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1997-11-14
CIK 889187

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                      FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997      Commission File Number 34-0-20400


                      UNIVERSAL STANDARD HEALTHCARE, INC.

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

Former Name:  UNIVERSAL STANDARD MEDICAL LABORATORIES, INC.


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

Number of shares of common stock, no par value, outstanding as of October 31, 1997:
                                                        6,583,180.

                      UNIVERSAL STANDARD HEALTHCARE, INC.

                                     INDEX

                                                                     Page No.
                                                                     --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets                  3
                 at September 30, 1997 and December 31, 1996

                 Condensed Consolidated Statements of                   4
                 Income for the three and nine months ended
                 September 30, 1997 and 1996

                 Condensed Consolidated Statements of                   5
                 Cash Flows for the nine months ended
                 September 30, 1997 and 1996

                 Notes to Condensed Consolidated Financial              6
                 Statements

Item 2.  Management's Discussion and Analysis of                        9
                 Financial Condition and Results of
                 Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risks   14


Part II. OTHER INFORMATION                                             15

Item 6.  Exhibits and Reports on Form 8-K

                      UNIVERSAL STANDARD HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except share amounts)



                                                            September 30,    December 31
                                                                1997            1996
                                                            -------------    -----------
     ASSETS
Current assets:
 Cash and cash equivalents                                   $   1,026       $   2,227
 Accounts receivable, net of allowance for contractual
  adjustments and uncollectible accounts of $9,054
  and $8,157 at September 30, 1997 and
   December 31, 1996, respectively                              10,787           7,296
 Inventory                                                       1,335           1,053
 Prepaid expenses and other                                      1,236           1,762
                                                             ---------       ---------
    Total current assets                                        14,384          12,338

Property and equipment, net                                      8,846           9,695
Intangible assets, net                                          32,720          33,547
Other assets                                                     1,574           1,492
                                                             ---------       ---------
    Total assets                                             $  57,524       $  57,072
                                                             =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                           $   1,211       $   1,534
 Accounts payable                                                6,657           4,348
 Accrued liabilities                                             3,573           5,329
                                                             ---------       ---------
   Total current liabilities                                    11,441          11,211

Long-term debt, net of current portion                          20,061          19,013
Other liabilities                                                   (1)              9
                                                             ---------       ---------
   Total liabilities                                            31,502          30,233
                                                             ---------       ---------
Common stock, no par; 20,000,000 shares
 authorized; 6,578,135 shares issued and outstanding            32,865          32,864
Retained earnings (deficit)                                     (6,842)         (6,025)
                                                             ---------       ---------
    Total stockholders' equity                                  26,023          26,839
                                                             ---------       ---------
     Total liabilities and stockholders' equity              $  57,524       $  57,072
                                                             =========       =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      UNIVERSAL STANDARD HEALTHCARE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except share amounts)



                                                  Three Months Ended         Nine  Months Ended
                                                     September 30,               September 30,
                                                 1997          1996           1997          1996
                                                ------        ------         ------        ------
Net laboratory service revenue:
 Fee-for-service                                $  9,597     $  9,437       $  28,317   $  30,540
 Managed care                                   $  4,895        4,169       $  13,744      13,435
                                                --------     --------       ---------   ---------
  Total net revenue                               14,492       13,606          42,061      43,975

Operating expenses:
 Laboratory                                        9,569        9,284          28,216      30,074
 Selling, general and administrative               3,017        2,762           8,459       9,331
 Provision for doubtful accounts                     466        1,012           1,906       2,983
 Special Charge                                        0            0               0       2,407
 Depreciation                                        688          569           1,922       1,712
 Amortization                                        367          563           1,059       1,661
                                                --------     --------       ---------   ---------
  Total operating expenses                        14,107       14,190          41,563      48,168
                                                --------     --------       ---------   ---------
Operating income (loss)                              385         (584)            498      (4,193)
Interest expense                                     515          448           1,386       1,341
Other income, net                                    (35)         (41)            (71)       (115)
                                                --------     --------       ---------   ---------
Income (loss) before income taxes                    (95)        (991)           (817)     (5,419)
Income taxes  (benefit)                                0         (303)              0      (1,733)
Net income (loss)                               $    (95)    $   (688)      $    (817)  $  (3,686)
                                                ========     ========       =========   =========

Net income per share                            $ (0.014)    $ (0.103)      $  (0.124)  $  (0.553)
Average shares outstanding  and
  common equivalent shares                         6,583        6,661           6,583       6,660


EBITDA                                          $  1,440     $   $548          $3,480   $    (820)





                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                      UNIVERSAL STANDARD HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)




                                                               Nine Months Ended
                                                                 September 30,
                                                               1997          1996
                                                              ------        ------
Net cash provided by (used in) operating activities         $  (603)      $   217
                                                            -------       -------
Cash flows from investing activities:
 Purchase of property and equipment                            (741)       (1,273)
 Restricted cash investment                                                  (168)
 Other investing activities                                     (75)           (7)
                                                            -------       -------
Net cash used in investing activities                          (816)       (1,448)
                                                            -------       -------
Cash flows from financing activities:
 Payments on long-term debt                                  (6,807)       (9,359)
 Long-term/Short-term borrowings                              7,199         1,000
 Proceeds from issuance of Convertible Debenture                - -        12,000
 Payments of financing costs                                   (163)       (1,021)
 Other financing activities                                     (10)          (29)
                                                            -------       -------
Net cash provided by (used in) financing activities             219         2,591
                                                            -------       -------
Net increase (decrease) in cash and cash equivalents         (1,201)        1,360
Cash and cash equivalents, beginning of period                2,227           999
                                                            -------       -------
Cash and cash equivalents, end of period                    $ 1,026       $ 2,359
                                                            =======       =======





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      UNIVERSAL STANDARD HEALTHCARE, INC.

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

2.  Income Taxes

Under applicable accounting rules, no tax benefits relating to the loss for the first nine months of 1997 are recorded. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

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

Intangible Assets

Certain assets classified as goodwill in the Company's financial statements for the year ended December 31, 1996 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 have been reclassified to customer lists. Intangible assets consist of the following (in thousands):

                                                 September 30
                                              1997          1996
        Goodwill                           $ 16,179      $ 28,470
        Covenants not to compete                346         5,427
        Customer Lists                       22,546        10,456
                                           --------      --------
                                           $ 39,071      $ 44,353
        Less accumulated amortization      $ (6,351)       (8,602)
                                           --------      --------
        Intangible assets, net             $ 32,720      $ 35,751
                                           ========      ========

                                       6

5.   Long-Term Debt

On April 30, 1997, the Company replaced its existing credit facility with a new credit facility which includes a $9.5 million revolving line of credit, a $3.0 million acquisition line and a $2.5 million letter of credit facility. Borrowing levels under the revolving line of credit are based on accounts receivable, inventory and fixed asset balances. As of September 30, 1997, permitted borrowings under the new revolving line of credit were $7,198,944, all of which was outstanding under the line. Under the credit facility the Company is required to maintain certain financial covenants including a current ratio of 1.25 to 1; a consolidated leverage ratio of 7 to 1 through September 29, 1997, 5 to 1 through June 29, 1998 and 3 to 1 thereafter; a consolidated funded debt to total capitalization ratio of .75 to 1 through September 29, 1997, .70 to 1 through December 30, 1997 and .60 to 1 thereafter; and a consolidated debt service coverage ratio of 1 to 1 through September 30, 1997 and 1.25 to 1 thereafter. The Bank has waived compliance with the current ratio covenant through June 30, 1997 and consolidated funded debt to total capitalization ratio covenant through September 30, 1997. Borrowing under the acquisition line was at the discretion of the bank. The line of credit bears interest from .5% below to 1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at September 30, 1997 was 9.5%. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The Company has recently completed an extension of its credit facility through August 31, 1999. The acquisition line and letter of credit facility expires on June 30, 1998. Borrowing under the acquisition line is at the discretion of the bank.

6.   Contingencies

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to compliance reviews conducted by two of its larger third-party payors. The ultimate effect, if any, of these compliance revenues cannot be determined at this time and no liability has been accrued by the Company.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     1997           1996     1997         1996
                                     ----           ----     ----         ----
Fee-for-service                        66.2%         69.4%    67.3%       69.5%
Managed care                           33.8%         30.6%    32.7%       30.5%
                                      ----------------------------------------
Total net revenue                     100.0%        100.0%   100.0%      100.0%
Laboratory expenses                    66.0%         68.2%    67.1%       68.4%
Selling, general and                   20.8%         20.3%    20.1%       21.2%
  administrative expenses
Provision for doubtful accounts         3.2%          7.5%     4.5%        6.8%
Special Charge                          0.0           0.0%     0.0%        5.5%
Depreciation and amortization           7.3%          8.3%     7.1%        7.6%
                                      ----------------------------------------
Operating income (loss)                 2.7%         (4.3%)    1.2%       (9.5%)
Interest expense                        3.6%          3.3%     3.3%        3.0%
Other income, net                      (0.2%)        (0.3%)   (0.2%)      (0.2%)
Income taxes                           (0.0%)        (2.2%)    0.0%       (3.9%)
                                      ----------------------------------------
Net income (loss)                      (0.7%)        (5.1%)   (1.9%)      (8.4%)
                                      ========================================

EBITDA*                                 9.9%          4.0%     8.3%       (1.9%)
                                      ========================================
Net cash provided by                    4.2%          0.7%    (1.4%)       0.5%
operating activities**                ========================================


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

Total net revenue was $14.5 million in the third quarter of 1997, compared to $13.6 million in the third quarter of 1996. The revenue increase in the third quarter of 1997 was principally due to increased managed care revenue and, to a lesser extent, increased fee-for-service revenue. Total net revenue for the nine months ended September 30, 1997 was $42.1 million, compared to $44.0 million for the nine months ended September 30, 1996. The revenue decrease in the nine months ended September 30, 1997 was principally due to fewer fee for service patient visits due to reduction in unprofitable accounts and attrition, partially offset by increased managed care revenues.

Managed care revenue increased to $4.9 million for the third quarter of 1997 from $4.2 million for the third quarter of 1996, an increase of $0.7 million, or 17.4%. Managed care revenue for the nine months ended September 30, 1997 increased to $13.7 million from $13.4 million for the same period last year, representing an increase of $0.3 million, or 2.3% from the comparable period of 1996. Increases in managed care revenue in 1997 over the same quarter and nine months periods of 1996 was primarily due to an expansion of programs nationwide and new product line revenues. As a percentage of total net revenue, managed care revenue increased from 30.6% and 30.5% for the three and nine months ended September 30, 1996, respectively, to 33.8% and 32.7% for the three and nine months ended September 30, 1997, respectively. These increases are primarily due to the nationwide expansion of programs and new product line revenue as well as declines in the fee for service revenue.

Fee-for-service revenue was $9.6 million for the third quarter of 1997 compared to $9.4 million for the third quarter of 1996. Fee-for-service revenue for the third quarter 1997 was up 1.7% as compared to the same quarter last year, primarily due to higher revenue per patient visit resulting from improved product and test mix. Higher revenue per patient visit more than offset the effect of a 9% decrease in fee-for-service patient visits in the third quarter as compared to the same period last year. Fee-for-service revenue for the nine months ended September 30, 1997 was $28.3 million, compared to $30.5 million for the nine months ended September 30, 1996. Fee-for-service revenue for the nine months ended September 30, 1997 was down 7.3% as compared to the same period last year, primarily due to an 13.1% decline in fee-for-service patient visits. Improved revenue per patient visit resulting from changes in payor and test mix partially offset the effect of the decline in fee-for-service patient visits. Decreases in fee for service patient visits in the quarter and nine months were primarily due to the previously announced reduction of unprofitable accounts and attrition.

The Company's clinical laboratory testing operations are also affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by the Managed Care revenues which are not affected by seasonal trends.

The Company's fee-for-service net revenue continues to be effected by a number of factors, including the shift toward managed care alternatives, reductions in reimbursement levels on certain of its laboratory tests and medical necessity requirement by the Company's third party payors, and changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally.

Laboratory Expenses. Laboratory expenses were $9.6 million for the third quarter of 1997 compared to $9.3 million for the third quarter of 1996. Laboratory expenses for the nine months ended September 30, 1997 were $28.2 million compared to $30.1 million for the nine months ended September 30, 1996. Laboratory expenses for the three months ended September 30, 1997 were slightly higher than the comparable periods of 1996 primarily as a result of new managed
care programs and the increased revenues for the quarter.   As a percentage of
net revenue, laboratory expenses decreased from 68.2% for the third quarter of 1996 to 66.0% for the third quarter of 1997 primarily due to the increase in managed care revenue, to the decreased patient visits and to the restructuring initiative the Company has been implementing.

Laboratory expenses as a percentage of net revenue decreased from 68.4% for the nine months ended September 30, 1996 to 67.1% for the nine months ended September 30, 1997. These decreases are primarily due to the increase in managed care revenue, to the decreased patient visits and to the restructuring initiative the Company has been implementing.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1997 were $3.0 million, compared to $2.8 million for the third quarter of 1996. As a percentage of net revenue, selling, general and administrative expenses increased from 20.3% for the third quarter of 1996 to 20.8% for the third quarter of 1997. These increases were primarily due to increases in the Company's expenditures for sales and marketing activities in both its fee-for-service and managed care divisions.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were $8.5 million, compared to $9.3 million for the nine months ended September 30, 1996. As a percentage of net revenue, selling, general and administrative expenses decreased from 21.2% for the nine months ended September 30, 1996 to 20.1% for the nine months ended September 30, 1997. These decreases are primarily due to the Company's cost reduction/reengineering programs, offset by increases in the Company's sales and marketing expenditures.

Provision for Doubtful Accounts. The provision for doubtful accounts for the third quarter of 1997 was $0.5 million, as compared to $1.0 million for the third quarter of 1996. The provision for doubtful accounts decreased from $3.0 million for the nine months ended September 30, 1996 to $1.9 million for the same period in 1997. The decrease is mainly due to improved accounts receivable management and more current accounts receivable aging.

As a percentage of total revenue, the provision for doubtful accounts decreased from 7.4% and 6.8% for the three and nine months ended September 30, 1996 to 3.2% and 4.5% for the comparable 1997 periods. This decrease is mainly due to the improved accounts receivable management and more current accounts receivable aging..

Special Charge. The Company recorded a special charge of $2.4 million in the second quarter of 1996. This charge principally reflects the Reengineering/Cost Reduction Plan initiated during the quarter, which includes the addition of key management personnel, the implementation of process engineering and TQM (total quality management) processes and personnel and facility cost reductions.

EBITDA. EBITDA was $1,440,000, or 9.9% of net revenue for the third quarter of 1997, compared to $548,000, or 4.0% of net revenue for the third quarter of 1996.

EBITDA for the nine months ended September 30, 1997 was $3.5 million, or 8.3% of net revenue, compared to a loss of $0.8 million, or 1.9% of net revenue, for the same period ended 1996. EBITDA for the nine months ended September 30, 1996, without the special charge of $2.4 million, would have been $1.6 million or 3.6% of net revenue.

The Company attributes these increases principally to the increase in the managed care revenues, reduction of costs from the reengineering projects, reduction in unprofitable accounts, and improvements in test and payor mix.

Income Taxes. Under applicable accounting rules, no tax benefit relating to the 1997 loss are recorded. This loss is treated as a net operating loss carry forward and may be used to offset future profits of the Company.

Liquidity and Capital Resources. The Company's working capital ratio increased to 1.3 to 1 at September 30, 1997 from 1.1 to 1 at December 31, 1996. Working capital increased to $1.8 million at September 30, 1997 from $1.1 million at December 31, 1996. These increases resulted primarily from increases in the Company's Medicare accounts receivable, which totaled $3.0 million at September 30, 1997, offset by a decrease in cash required to fund the Company's operations. The increase in the Medicare accounts receivable is due to collection delays caused by a new requirement for a separate identification number for each pathologist performing anatomical pathology testing. The Company is in the process of obtaining the required numbers.

Net cash flow used in operating activities was $0.6 million for the nine months ended September 30, 1997, compared to net cash flow from operating activities of $0.2 million for the nine months ended September 30, 1996. The decrease in net cash flow from operating activities is principally due to the Medicare anatomical pathology receivable increase discussed above. Days outstanding in accounts receivable were 99 days at September 30, 1997, compared to 69 days at December 31, 1996. Included in days outstanding in accounts receivable are approximately 25 days resulting from the delay in collection of the Medicare accounts receivable. The additional increase in days outstanding in accounts receivable is the result of unbilled tests due to missing patient information caused principally by required medical necessity documentation. The Company is continuing its efforts to reduce days outstanding, principally by collecting its Medicare accounts receivable and by working its aged and unbilled accounts receivable.

On April 30, 1997, the Company replaced its existing credit facility with a new credit facility which includes a $9.5 million revolving line of credit, a $3.0 million acquisition line and a $2.5 million letter of credit facility.
Borrowing levels under the revolving line of credit are based on accounts receivable, inventory and fixed asset balances. As of September 30, 1997, permitted borrowings under the new revolving line of credit were $7,198,944, all of which was outstanding under the line. Under the credit facility the Company is required to maintain certain financial covenants including a current ratio of
1.25 to 1; a consolidated leverage ratio of 7 to 1 through September 29, 1997, 5 to 1 through June 29, 1998 and 3 to 1 thereafter; a consolidated funded debt to total capitalization ratio of .75 to 1 through September 29, 1997, .70 to 1 through December 30, 1997 and .60 to 1 thereafter; and a consolidated debt service coverage ratio of 1 to 1 through September 30, 1997 and 1.25 to 1 thereafter. The Bank has waived compliance with the current ratio covenant through June 30, 1997 and consolidated funded debt to total capitalization ratio covenant through September 30, 1997. Borrowing under the acquisition line was at the discretion of the bank. The line of credit bears interest from .5% below to

1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at September 30, 1997 was 9.5%. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The Company has recently completed an extension of its credit facility through August 31, 1999. The acquisition line and letter of credit facility expires on June 30, 1998. Borrowing under the acquisition line is at the discretion of the bank.

The ratio of debt to capital was 44.9% at September 30, 1997 and 43.4% at December 31, 1996. This increase is principally due to increased borrowings under the Company's new credit facility and the impact of the net loss in the first nine months of 1997.

The Company expects to incur capital expenditures of approximately $.6 million during the remainder of 1997 for computer systems and new laboratory equipment.

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

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to compliance reviews in process by two of its larger third-party payors. The ultimate effect, if any, of these compliance reviews cannot be determined at this time and no liability has been accrued by the Company.

In connection with the acquisition of the Company's predecessor (the "Predecessor"), the Company has agreed to indemnify the Predecessor and its shareholders (including certain officers and shareholders of the Company) under certain circumstances for income tax liabilities arising from such acquisition and indemnification. On July 13, 1995, the Predecessor and its shareholders received notices of deficiency from the Internal Revenue Service ("IRS"). The IRS deficiency assessments relating to the acquisition totaled approximately $4.9 million, excluding interest and penalties which could be assessed. In October 1995, the Company (pursuant to its rights under the related acquisition agreement) filed petitions with the United States Tax Court contesting the deficiency. The Company believes that the acquisition has been treated properly for federal income tax purposes and intends to vigorously defend its position.

In August, 1996 the Company received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991 - 1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the Predecessor acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    3.1 (a) Certificate of Amendment to the Articles of Incorporation of the Company effective August 25, 1997 and Restated Articles of
                Incorporation of the Company.

    3.2 (a)     Bylaws of the Company Amended and Restated August 25, 1997.

    4.1         Waiver of Loan Agreement Covenants between National Bank of
                Detroit and the Company dated November 5, 1997.

    4.2         First Amendment to Revolving Credit and Loan Agreement between
                National Bank of Detroit and the Company dated September 26,
                1997.

   10.1         Employment Agreement between Universal Standard Medical
                Laboratories, Inc. and Alan S. Ker dated August 4, 1997.

   10.2         Employment Agreement between Universal Standard Medical
                Laboratories, Inc. and Perry C. McClung dated June 28, 1997*.

   10.3         Universal Standard Healthcare, Inc. 1992 Stock Option Plan, as
                Amended and Restated August 25, 1997.

   10.4         Universal Standard Healthcare, Inc. Employee Stock Purchase
                Plan (as Amended and Restated August 25, 1997).

   10.5         Universal Standard Healthcare, Inc. Directors Stock Option Plan
                (as Amended and Restated August 25, 1997).

   10.6         Fifth Amendment to the Universal Standard Medical Laboratories,
                Inc. Tax Deferred Savings Plan effective August 4, 1997.

   10.7         Form of Executive Non-Competition and Restrictive Covenant
                Agreement.

   10.8         Universal Standard Medical Laboratories, Inc. Agreement for
                Incentive Stock Option Award Program Incentive Stock
                Option Agreement for Alan Ker dated September 27, 1996.

   10.9         Executive Form of Universal Standard Medical Laboratories, Inc.
                Agreement for Incentive Stock Option Award Program Incentive/
                Non-Qualified Stock Option Agreement dated September 27, 1996.

   10.10        Universal Standard Medical Laboratories, Inc. Agreement for
                Incentive Stock Option Award Program Incentive Stock Option
                Agreement for Perry McClung dated May 14, 1997.

   11.          Computation of Consolidated Net Income Per Common Share

   27.          Financial Data Schedule

   * Portions of Attachment A to this Agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.

  (b) Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      UNIVERSAL STANDARD HEALTHCARE, INC.
                                  (Registrant)



Date: November 14, 1997                    Eugene Jennings
                                           -----------------------------
                                           Eugene Jennings
                                           President and Chief Executive Officer




Date: November 14, 1997                    Alan S. Ker
                                           -----------------------------
                                           Alan S. Ker
                                           Vice President, Finance,
                                           Chief Financial Officer

                                 INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
------------                        -----------

    3.1 (a) Certificate of Amendment to the Articles of Incorporation of the Company effective August 25, 1997 and Restated Articles of
                Incorporation of the Company.

    3.2 (a)     Bylaws of the Company Amended and Restated August 25, 1997.

    4.1         Waiver of Loan Agreement Covenants between National Bank of
                Detroit and the Company dated November 5, 1997.

    4.2         First Amendment to Revolving Credit and Loan Agreement between
                National Bank of Detroit and the Company dated September 26,
                1997.

   10.1         Employment Agreement between Universal Standard Medical
                Laboratories, Inc. and Alan S. Ker dated August 4, 1997.

   10.2         Employment Agreement between Universal Standard Medical
                Laboratories, Inc. and Perry C. McClung dated June 28, 1997*.

   10.3         Universal Standard Healthcare, Inc. 1992 Stock Option Plan, as
                Amended and Restated August 25, 1997.

   10.4         Universal Standard Healthcare, Inc. Employee Stock Purchase
                Plan (as Amended and Restated August 25, 1997).

   10.5         Universal Standard Healthcare, Inc. Directors Stock Option Plan
                (as Amended and Restated August 25, 1997).

   10.6         Fifth Amendment to the Universal Standard Medical Laboratories,
                Inc. Tax Deferred Savings Plan effective August 4, 1997.

   10.7         Form of Executive Non-Competition and Restrictive Covenant
                Agreement.

   10.8         Universal Standard Medical Laboratories, Inc. Agreement for
                Incentive Stock Option Award Program Incentive Stock Option
                Agreement for Alan Ker dated September 27, 1996

   10.9         Executive Form of Universal Standard Medical Laboratories, Inc.
                Agreement for Incentive Stock Option Award Program Incentive/
                Non-Qualified Stock Option Agreement dated September 27, 1996.

   10.10        Universal Standard Medical Laboratories, Inc. Agreement for
                Incentive Stock Option Award Program Incentive Stock Option
                Agreement for Perry McClung dated May 14, 1997

   11.          Computation of Consolidated Net Income Per Common Share

   27.          Financial Data Schedule

   * Portions of Attachment A to this Agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.


