Form 10-K
period 1997-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1998-03-30
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For the year ended December 31, 1997
                       Commission File Number: 34-0-20400


                       UNIVERSAL STANDARD HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)


                MICHIGAN                                      38-2986640
   (State or other jurisdiction of                            (I.R.S. Employer I.D. No.)
     incorporation or organization)

26500 NORTHWESTERN HIGHWAY, SOUTHFIELD, MICHIGAN              48076
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone no. including area code:               (248) 386-5374

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

                                                               YES  X       NO
                                                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates (2,579,486 shares on March 4, 1998) was $5,481,408. For purposes of this computation only, all directors, executive officers and owners of more than 5% of the Registrant's voting stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,569,513 shares of Common Stock outstanding as of March 4, 1998.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Universal Standard Healthcare, Inc. (the "Company") provides clinical laboratory testing services on a traditional fee-for-service basis and, through its specialty managed care programs (the "Managed Care Programs"), offers clinical laboratory testing services, home medical services, and diagnostic imaging to employer, employer group -, union - and government-sponsored health care benefit plans and other groups for a fixed payment per participating employee or retiree ("capitated rate"). All home medical services, diagnostic imaging and virtually all of the clinical laboratory services provided outside of Michigan, are provided by the Company under arrangements through subcontracting agreements with qualified providers.

BACKGROUND

         The Company was incorporated in Michigan in 1990 to acquire the business of the Company's predecessor, MML, Inc. (the "Predecessor"), and the stock of T.P.A., Inc. In the first half of 1992, the Company acquired clinical laboratory businesses based in Mid- and Northern Lower Michigan, significantly expanding its customer and service base. The Company later completed its initial public offering of Common Stock in October 1992 and became listed and qualified for trading on The Nasdaq National Market. The Company changed its name from Universal Standard Medical Laboratories, Inc. to Universal Standard Healthcare, Inc., and its Nasdaq symbol from USML to UHCI in August 1997.

         References herein to the Company mean the Company, the Predecessor and their respective consolidated subsidiaries.

         FEDERAL LAW PROHIBITS A PHYSICIAN FROM REFERRING MEDICARE - OR MEDICAID PATIENTS TO THE COMPANY FOR CERTAIN DESIGNATED HEALTH SERVICES IF THE PHYSICIAN OR ANY OF THE PHYSICIAN'S IMMEDIATE FAMILY MEMBERS HAVE A FINANCIAL RELATIONSHIP WITH THE COMPANY, INCLUDING OWNERSHIP OF ITS COMMON STOCK OR DEBENTURES. ACCORDINGLY, AN INVESTMENT IN THE COMPANY'S COMMON STOCK OR DEBENTURES BY A PHYSICIAN OR ANY OF THE PHYSICIAN'S IMMEDIATE FAMILY MEMBERS IS PROHIBITED IF THE PHYSICIAN IS REFERRING MEDICARE - OR MEDICAID - COVERED BUSINESS TO THE COMPANY.

         FEDERAL LAW REQUIRES THAT THE COMPANY REPORT THE FOLLOWING INFORMATION TO THE HEALTH CARE FINANCING ADMINISTRATION FOR ANY PHYSICIAN WHO HAS OR WHOSE IMMEDIATE FAMILY MEMBER HAS A FINANCIAL RELATIONSHIP WITH THE COMPANY: THE PHYSICIAN'S NAME, PHYSICIAN'S PROVIDER ID NUMBER, THE EXTENT OF THE FINANCIAL RELATIONSHIP AND THE SERVICES PROVIDED. MICHIGAN LAW ALSO PROHIBITS A PHYSICIAN WITH AN OWNERSHIP INTEREST IN THE COMPANY FROM REFERRING BUSINESS TO THE COMPANY.

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

         In its laboratory business, the Company has implemented reengineering and cost reduction programs designed to reduce costs while increasing service levels. The Company's reengineering programs involve the use of process engineering and Total Quality Management ("TQM") processes to improve productivity and reduce laboratory operating costs. In addition, these programs are designed to improve quality and service levels and contribute to the Company's customer retention efforts. These reengineering programs have facilitated the Company's cost reduction programs which include reductions in laboratory personnel and facility costs. Revenue enhancement programs have also been implemented by the Company in its laboratory business, including an expanded sales force, the use of telemarketing efforts to assist and supplement sales efforts and a renewed focus on the retention of the Company's most profitable accounts. The Company also seeks to improve profitability in its laboratory operations by automating its information exchange with its customers, improving its cash collections and reducing its accounts receivable and the costs associated with maintaining cash management.

         In its managed care business, the Company has implemented a business strategy designed to leverage its expertise in the managed care area to expand its business and become a national competitor in the managed care industry. This strategy includes the development of new managed care products to complement its laboratory programs, such as the home medical services program introduced in 1995 and the imaging services program introduced in 1997. These new programs will be offered to existing customers and as a means of attracting new customers. In addition, the Company has begun to expand its business geographically through the establishment of managed care sales offices in Ohio, Delaware, Illinois and Florida and intends to establish additional offices in 1998.

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

FEE-FOR-SERVICE BUSINESS

         OVERVIEW. Clinical laboratories, such as the Company in its fee-for-service business, traditionally are reimbursed for laboratory testing services performed based upon the specific test or tests requested, commonly referred to as "fee-for-service". During 1997, the Company performed testing services for over 8,500 accounts, including office-based physicians, hospitals, long-term care facilities (including both nursing homes and adult foster care homes), preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"). Fee-for-service business accounted for 72.4%, 69.6% and 66.3% of the Company's net revenues during 1995, 1996, and 1997 respectively.

         LABORATORY OPERATIONS AND TESTING SERVICES. The Company currently operates one full-service laboratory located in Southfield, Michigan, and operates or manages five limited-service laboratories in Michigan. The Southfield laboratory also houses the Company's headquarters and administrative offices.

         The full-service laboratory provides a complete range of routine and esoteric testing services. The limited-service laboratories provide a limited number of routine testing services. Esoteric tests are generally those tests which are not commonly requested or which require specialized equipment or training to perform, such as HIV, DNA ploidy, allergy, prostate specific antigen ("PSA") and cancer or tumor tests. Routine tests are generally those tests which are commonly requested or do not require special training or equipment, such as automated chemistries, glucose, cholesterol and complete blood count ("CBC") tests.

         The Company's limited-service laboratories refer virtually all esoteric and routine tests which are not performed by such laboratories to the Company's full-service laboratory. While some clinical laboratories refer less common tests to other reference laboratories, in 1997 the Company's laboratories performed in-house over 99% of the tests for which the Company received requests.

         There are two major categories of clinical testing that the Company regularly performs: clinical tests and anatomical tests. Clinical tests are performed for diagnostic purposes on body fluids such as blood or urine. Anatomical tests involve the visual or microscopic examination of tissue specimens to detect abnormalities in cell composition and structure to diagnose diseases such as cancer. In 1997, the Company performed clinical and anatomical tests for approximately 1.5 million patients.

         While specimens are delivered to the Company's laboratories throughout the day, most specimens are delivered to the Company's laboratories beginning in the early evening. Each specimen is accompanied by a request form that is checked for accuracy and completeness. The specimen and related form are given a unique number to ensure that the results are attributed to the appropriate patient (an "accession" number). The test request information is entered into the Company's computer system, where a file for testing and billing information is established for each patient. This file is maintained for repeat patients in the Company's "PatientLinktm" data system. Once the information is entered, the tests are performed by one of the Company's medical technologists or laboratory professionals. Test results are entered into the computer system either by direct computer interfaces or manually, depending upon the test and the type of equipment used to conduct the test. Much of the Company's testing equipment, including the autochemistry and hematology equipment, is interfaced with and reports results electronically to the Company's computer system, increasing operational efficiency and reducing the possibility of errors from manual data entry. In addition, the Company maintains certain duplicate testing equipment as a back-up to enable timely processing of laboratory tests.

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

         The Company provides many of its customers with an electronic reporting system consisting of a printer and modem connected to the Company's computer system. Customers equipped with this system can have test results transmitted directly to their office as soon as the tests are performed. The Company believes that during 1997 a majority of its test results were reported using this system. Testing results for low volume customers are sometimes delivered by the Company's couriers beginning in the morning after the tests are performed. The Company also offers certain of its customers an interactive computer system through which physicians may receive laboratory test results and retrieve other information relating to tests performed by the Company through its PC computer system.

         The Company also provides rapid processing and reporting for tests that are required on an emergency basis ("Stat tests"). The Company's full-service and certain of its limited-service laboratories are capable of performing Stat tests for up to 80 procedures. Upon receipt of a request for a Stat test, a courier is dispatched to retrieve and transport to the laboratory the specimen to be tested. Within certain service areas, the Company uses its best efforts to assure that Stat tests are performed and the results communicated to the requesting physician within two hours after the Company is contacted to pick-up the specimen for testing.

         The Company maintains a customer response unit to provide prompt responses to questions or concerns from physicians and other customers, verbal test results, assistance in interpreting tests, technical information regarding specific tests and billing information. The Company also employs 46 full-time sales and customer service representatives. Under the Company's customer satisfaction program, the Company will repeat any test, including Stat tests, at a physician's request for any reason at no charge and, upon request, send a specimen to a customer-designated reference laboratory for a second opinion.

         YEAR 2000 COMPLIANCE. See Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of issues relating to the Year 2000 computer software problem.

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

         The Company's full-service laboratory and two of its other laboratories have been accredited by the College of American Pathologists ("CAP") for purposes of compliance with the Clinical Laboratory Improvement Amendments of 1988, as amended. All of the Company's laboratories have received all required certifications by the federal and state governments. See Item 1 - "Business -- Government Regulation".

         REIMBURSEMENT; IMPACT OF INDUSTRY TRENDS. The amount of the fee charged for any test depends on a number of factors, including the complexity of the testing procedure, the type of equipment required and the specific costs associated with the test.

         The Company's fee-for-service charges are reimbursed by a number of payors. In 1997, the Company's net revenues from fee-for-service business were derived approximately 31% from governmental payors, approximately 31% from various private insurance companies and other similar programs, approximately 23% from private payors and approximately 15% from hospitals and physicians. Under various governmental regulations and insurance provider agreements to which the Company is a party, the Company is required to accept as payment in full the reimbursement paid by governmental and certain insurance payors for services provided to patients covered under such programs. Beginning August 1, 1993, third-party payors have been instituting changes in reimbursement policies which have negatively affected the Company's fee-for-service revenue and overall profitability. Further significant changes in reimbursement policies are under consideration by a number of third-party payors such as Medicare, Medicaid and insurance companies. Such changes, if instituted, could further negatively affect the Company's fee-for-service revenue and overall profitability by reducing amounts received for the Company's services, increasing testing costs and increasing collection costs and bad debt expenses. For a more detailed discussion of the regulation of reimbursements from governmental payors, see "Business -- Government Regulation -- Third Party Reimbursement Regulation". For a discussion of the impact of changes in reimbursement policies on the Company's results of operations, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company's fee-for-service revenues have also been negatively affected by changes in payor and test mixes being experienced by the Company and the clinical laboratory industry in general. These changes result from a variety of factors, including the shift from traditional fee-for-service to discounted or managed care arrangements and the level and nature of tests ordered. For a discussion of the impact of changes in test and payor mixes on the Company's results of operations, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Increasing numbers of patients, including Medicaid and Medicare recipients, are participating in managed health care delivery systems such as HMOs and PPOs, employer group, union and government sponsored programs and various managed health care organizations. These organizations often contract with one or a limited number of laboratories to provide all laboratory services for their members, at significantly discounted or capitated rates. While this change creates new opportunities for the Company's Managed Care Programs, its fee-for-service revenues are being negatively affected. In addition, such change is causing the Company to become increasingly dependent on contracts with a few large managed care organizations.

MANAGED CARE PROGRAMS

         OVERVIEW. Since 1985, the Company has also offered Managed Care Programs for employer-, employer group-, union- and government-sponsored health care benefit plans and other groups. Under its Managed Care Programs, in exchange for a capitated rate, the Company is required to provide, or to coordinate the provision of, substantially all of the services specified in the Managed Care Program contract to all Covered Persons. Depending on the Managed Care Program involved, those services currently include any one or more of the following ordered by physicians for Covered Persons: non-hospital clinical laboratory testing, durable medical equipment, respiratory therapy and orthotic and prosthetic appliances and diagnostic imaging services. The Company provides some of the required clinical laboratory testing services directly in Michigan and arranges through subcontracting agreements with other qualified providers to provide the remaining services. The Company currently has 36 Managed Care Program contracts, two of which began in 1997, covering over 1.8 million Covered Persons located in all 50 states. A "Covered Person" is a person who is entitled to benefits under a specific Managed Care Program Contract. Individuals participating in more than one Managed Care Program are treated as a separate Covered Person under each program. The Company's Managed Care Programs are designed to permit customers to reduce costs while maintaining the quality and availability of the specialty health care services offered by the Company. The Company's Managed Care Programs are also designed to lessen physicians' incentive to order unnecessary health care services. The Managed Care Programs implemented to date have resulted in first-year plan costs which were at least 20% lower than the plan sponsor's projected costs for that year. The Company's Managed Care Programs are also designed so that Covered Persons can continue to use the physicians of their choice.

         During 1995, 1996 and 1997 revenues from the Company's Managed Care Programs accounted for 27.6%, 30.4% and 33.7% respectively, of the Company's net revenues.

         CUSTOMERS. The principal customers for which the Company has established Managed Care Programs are large employers, union-sponsored and government-sponsored health care benefit plans, as well as HMOs and PPOs. Although many of the Company's new Managed Care Programs are with groups not affiliated with the automobile industry, during 1995, 1996 and 1997, a majority of the Company's Managed Care Program revenues were derived from contracts with unions and companies affiliated with the automobile industry, with revenues derived from contracts with two of these customers collectively accounting for virtually all of these automobile industry-related Managed Care Program revenues. On January 1, 1998, the Company began a national laboratory services program with General Motors Corporation in conjunction with Blue Cross Blue Shield. A decrease in the number of employees and retirees under these programs, downsizing in the automobile industry or an adverse change in the Company's relationships with the employers and unions with whom it has Managed Care Programs could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. During 1997, the Company had one customer, Ford Motor Company ("Ford"), which accounted for 14% of its consolidated net revenues.

         SERVICES PROVIDED. The Company offers three services under its Managed Care Programs: laboratory services, home medical services and diagnostic imaging services. However, most of the Company's managed care revenues are generated from its laboratory services programs.

         LABORATORY SERVICES. The Company's laboratory services Managed Care Program covers generally all non-hospital clinical laboratory services ordered by physicians for Covered Persons on a "carve-out" basis, i.e., independent from the other health care benefits and programs provided by the employer or group for the Covered Persons. Under this program, the Company is paid a fixed monthly payment by the customer. The fixed monthly payments established by the Company are generally guaranteed by the Company for two years, while the contracts governing the Managed Care Programs are generally renewable on an annual basis and terminable by the customer upon 30 or 60 days prior written notice (depending on the program). For Managed Care Programs covering Covered Persons located in Michigan, the Company's laboratories are designated as the key provider of substantially all covered laboratory services for such Covered

Persons. For Managed Care Programs covering Covered Persons located elsewhere, the Company subcontracts on a discounted fee-for-service basis with other clinical laboratories, principally Laboratory Corporation of America ("LCA") and, to a lesser extent, SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), to provide all laboratory services to Covered Persons located in those markets. The Company's subcontracts with LCA are generally terminable by either party on short notice. In the event that LCA terminates these subcontracts or is unable or unwilling to perform its services under these subcontracts, the Company would be required to locate another national clinical laboratory or a group of smaller laboratories throughout the United States to provide such services on short notice and, potentially, at a significantly greater cost. While the Company believes it could replace LCA's services without a significant increase in cost, there can be no assurance to that effect.

         HOME MEDICAL SERVICES. The Company's home medical services ("HMS") program provides all durable medical equipment (such as hospital beds, wheelchairs and canes), respirator therapy, and orthotic and prosthetic appliances at a prepaid, capitated rate.

        The Company's Managed Care Subsidiary in Michigan (the "Michigan Managed Care Subsidiary") is the nationwide administrator and utilization control coordinator of Ford Motor Company's and the United Auto Workers' HMS program for employees enrolled in the traditional health plan (the "Ford HMS Program"). The multi-year contract became effective June 1, 1995 and covers approximately 225,000 Ford hourly workers, non-Medicare retirees and their dependents in 50 states. The fixed monthly fee established by the Company for the Ford HMS Program is guaranteed by the Company through March 1, 2000, while the program is terminable by Ford upon 30 days prior written notice. This HMS program resulted in first-year annual employer expenditures for these services which were at least 30% less than the plan sponsor's projected costs for that year. The Company has three additional HMS programs currently in effect. These programs are generally terminable by the customer upon short notice.

        The Company subcontracts with third parties to provide services under its HMS agreements. The subcontract for durable medical equipment under the Ford HMS Program is on a capitated basis and generally runs for the term of the Ford HMS Program contract and cannot be terminated earlier by the subcontractor without penalty. Currently, other providers under these programs provide services on a discounted fee-for-service basis and their arrangements are generally terminable by either party on short notice. The Managed Care Subsidiaries perform risk management and administrative functions and, under the current agreements, pay the fee-for-service providers, retaining a portion of the annual capitated fees.

         While one of the subcontractors under the Ford HMS Program receives a capitated rate under the program, if this subcontractor did not or was not able to provide services, the Company would be obligated to locate other providers to do so, potentially at a significantly greater cost. In addition, the Company is required to indemnify Ford for any expenses incurred by Ford in replacing the HMS program in the event that Ford cancels such program due to the Company's or any of its subcontractors' non-performance. While the subcontractor for durable medical equipment under the Ford HMS Program has indemnified the Company for liability arising from its non-performance, there can be no assurance that this subcontractor will be able to satisfy such indemnification liability or that the Company will not have liability to Ford in a situation where the subcontractor's indemnification is not applicable. In addition, the other current providers under the HMS programs have not provided similar indemnification to the Company and the amount payable to such providers has not been capped. The Company's obligations under the Ford HMS program are secured by a $1.8 million letter of credit. See "Item 3 Legal Proceedings" for a discussion of pending litigation between a former subcontractor under the Ford HMS Program and the Michigan Managed Care Subsidiary.

        DIAGNOSTIC IMAGING SERVICES. The Company also has a Managed Care Program for diagnostic imaging services. The Company has contracted with a third party to establish a network of radiologists and radiology clinics to provide diagnostic imaging services and assist the Company in managing this network. Network providers will be paid on a discounted fee-for-service basis and their arrangements will generally be terminable by either party on short notice. The Company's managed care subsidiaries perform risk management and administrative functions and pay the fee-for-service providers, retaining a portion of the annual capitated fees.

SALES AND MARKETING

         The Company has established fee-for-service sales territories covering the States of Michigan, Indiana and Ohio. As of December 31, 1997, the Company employed 20 direct sales representatives who market its services principally to physician offices, clinics, PPOs, HMOs and institutions such as hospitals, nursing homes and drug recovery centers. In addition, the sales representatives call upon physicians who are first exposed to the Company's testing services as a result of its Managed Care Programs. As of December 31, 1997, the Company also employed 25 additional customer service representatives who work together with the sales representatives under a team approach to provide support services to the Company's customers.

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

         With respect to its Managed Care Programs, as of December 31, 1997, the Company employed 11 sales and service representatives to market the Managed Care Programs primarily to large employer-, employer group-, union and government-sponsored health care benefit plans, HMOs, PPOs, health care alliances and other groups. The establishment of a Managed Care Program for a large employer or other group often requires the involvement of multiple departments within the employer or group, as well as participation of that company's unions. As a result, Managed Care Programs may take six months to a year or more to negotiate and implement.

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

         With respect to the Company's fee-for-service business, the Company competes primarily on the basis of the quality of its testing, reporting and information services, its reputation in the medical community, the introduction of new testing procedures and its ability to perform virtually all clinical laboratory tests in-house. Under federal and Michigan law, physicians are prohibited from marking-up the cost of third-party laboratory tests. Accordingly, the Company competes for fee-for-service business primarily on the basis of quality and service, with a particular emphasis on rapid reporting of test results and responsiveness to customer requests, as well as its ability to perform virtually all clinical laboratory tests in-house. Some of the laboratories which compete with the Company have a national presence and have substantially greater financial resources than the Company. The Company must also maintain competitive pricing for both its fee-for-service and Managed Care operations.

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

         ANTI-FRAUD AND ABUSE REGULATION; MEDICARE AND MEDICAID AUDITS AND REVIEWS. The Medicare and Medicaid Patient and Program Protection Act of 1987, as amended, and various other federal and state statutes (the "Fraud and Abuse Statutes") prohibit laboratories from soliciting, offering, paying, receiving or accepting any remuneration as an inducement for the referral or the arrangement of referral of laboratory work for which payment is made in whole or in part under the Medicare or Medicaid and other government third-party payor programs. Contravention of the federal Fraud and Abuse Statutes is a criminal and civil violation and can subject the laboratory and persons acting on behalf of the laboratory to significant fines, penalties, imprisonment and exclusion from the Medicare and Medicaid and other government third-party payor programs. The Fraud and Abuse Statutes also prohibit bribes and kickbacks in connection with the furnishing of goods or services under Medicare or Medicaid or other third-party payors and prohibit offers of rebates or other benefits to persons referring test specimens to a laboratory. The Company is also subject to other federal and state statutes that impose civil and criminal penalties for claims upon federal or state authorities for payment or reimbursement for services, or any related statements made to induce payment, if such claims or statements are found to be false, misleading or otherwise fraudulent.

         The Company may be excluded from participation in Medicare and Medicaid for a variety of reasons. These reasons include, among others, revocation or suspension of any of its health care licenses, suspension under a state health care program or any federal government program (whether or not related to health care), submission of false or fraudulent claims or related statements to authorities engaging in kickbacks or other prohibited activities, failure to provide necessary information to regulatory authorities or to comply with administrative orders, or violation of federal or state laws applicable to clinical laboratory services. Exclusion also can occur if the Company, or any of its officers, directors, agents, managing employees or any person with a five percent or greater share of ownership or control is convicted of certain criminal offenses related to Medicare, Medicaid or controlled substances. Combined Medicare and Medicaid reimbursements accounted for 24.8%, 21.9% and 20.7% of the Company's net revenues during 1995, 1996 and 1997, respectively. Medicare and Medicaid reimbursements are approximately 30% of fee-for-service revenue. Exclusion from Medicare or Medicaid would have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         Failure to comply with these laws, regulations and restrictions could result in the imposition of significant fines, civil and criminal penalties, third-party liability, exclusion from Medicare and Medicaid, and loss of licenses and approvals necessary for the Company to conduct its business operations.

         REGULATION OF RELATIONSHIPS WITH PHYSICIANS. Sections 1877 and 1903 of the Social Security Act, as amended (the "Stark Law"), prohibits (i) a physician from making a referral to the Company for any designated health service, including laboratory services, durable medical equipment and supplies and certain diagnostic imaging services, for which Medicare or Medicaid reimbursement may be received if the physician or any member of the physician's immediate family (including the physician's spouse, parents, grandparents, children, grandchildren, siblings, spouse's parents, and the spouse of the physician's children, siblings, grandparents and grandchildren) has a financial relationship (i.e., ownership or investment interest or compensation arrangement, subject to certain exceptions) with the Company and (ii) the Company from billing Medicare or Medicaid for any designated health service based on such a referral. An ownership or investment interest may be in the form of equity or debt and owners of Debentures or Common Stock would be considered to have a "financial relationship" (as defined in the Stark Law) with the Company. Accordingly, subject to certain exceptions, a physician is prohibited from making a referral to the Company for a designated health service if the physician or any of the physician's immediate family members have an investment in the Company's Common Stock or its 8.25% Convertible Subordinated Debentures due 2006, (the "Debentures") or have a compensation arrangement with the Company and the Company is prohibited from billing Medicare or Medicaid for such business.

         In addition, the Stark Law requires the Company to report to the Health Care Financing Administration of the United States Department of Health and Human Services ("HCFA") the identity of all persons who have a financial relationship with the Company and who are physicians or immediate family members of physicians. The Stark Law imposes civil penalties for improper claims for payment, for the creation of arrangements to circumvent the law and for failure to comply with the reporting requirements. Failure to comply with the Stark Law may also result in the Company's exclusion from the Medicare and Medicaid programs. The Stark Law sets forth a number of exceptions to the statute. HCFA promulgated regulations under the Stark Law relating to clinical laboratory services which became effective September 12, 1995. On January 9, 1998, HCFA published proposed rules relating to all designated health services, including clinical laboratory services. These regulations significantly broaden the scope of the Stark Law. It is difficult to determine whether the Company will be materially affected by the proposed regulations because the regulations are complex and far-reaching. The Company is evaluating its planned and existing business practices in light of these changes.

         THIRD-PARTY REIMBURSEMENT REGULATION. For most of the tests performed for Medicare or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly and, for all tests except anatomical testing which has co-insurance and deductible provisions, laboratories are required to accept Medicare or Medicaid approved amounts as payment in full. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for testing for Medicaid recipients. The Omnibus Budget Reconciliation Acts of 1989 and 1990 provide that clinical laboratories which do not perform on-site at least 70% of the testing procedures billed to Medicare may not bill Medicare for tests not performed on-site and that 70% of the tests for which the laboratory receives requests must be performed on-site. The Company has historically exceeded these levels and, during 1997, over 99% of the tests it was requested to perform were performed in-house.

         Medicare and Medicaid reimbursements account for a significant portion of the Company's net revenues. The Company is subject to audits and retroactive audit adjustments for Medicare and Medicaid payments. The Company has from time to time experienced these audits by third-party payors and, from time to time, has been required to return monies paid to it by such payors. The Company has not yet received final determination notices or decision letters relating to an audit conducted by one of its largest third-party payors. Government reimbursements to the clinical laboratory industry have been the subject of heightened legislative and regulatory scrutiny in recent years. Medicare and Medicaid reimbursement programs contain various restrictions on prices that can be charged by laboratories. Medicare reimbursement for services provided by clinical laboratories was reduced several times in recent years from previously authorized levels. Further changes in Medicare reimbursement policies are under consideration and such changes, if instituted, could negatively affect the Company's fee-for-service revenue and overall profitability.

         The Company's liquidity may be affected by how promptly the Company is reimbursed by Medicare, Medicaid and other third-party payors. The Company from time to time has experienced a slowdown in payments from such third-party payors.

         In the Balanced Budget Act of 1997, (the "Budget Act"), Congress reduced future federal spending by Medicare by an estimated $115 billion over the next five years. Specifically, the Budget Act reduced updates in payments for clinical laboratory services and mandated the adoption of national policies for clinical laboratories by January 1, 1999. Future efforts by Congress to reduce Medicare and Medicaid spending or expand coverage are likely.

         For a discussion of the impact of changes in reimbursement policies on the Company's results of operations, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         Most of the Company's Managed Care Program revenues during 1997 were derived from the Michigan Managed Care Subsidiary. The Michigan Managed Care Subsidiary is licensed as an Alternative Health Care Financing and Delivery System ("AFDS") by the Insurance Bureau of the Michigan Department of Consumer and Industry Services (the "Michigan Insurance Bureau") and the Michigan Department of Community Health pursuant to the Michigan Health Maintenance Organization Act (the "HMO Act"). The AFDS license and the HMO Act specify terms and conditions with which the Michigan Managed Care Subsidiary must comply in order to retain its AFDS license, including certain financial requirements.

         The HMO Act requires that the Michigan Managed Care Subsidiary maintain: (i) a net worth of $500,000; (ii) a deposit of $500,000 (consisting of cash or securities, as defined in the HMO Act and the Michigan Insurance Code) with the state treasurer or with a federally or state chartered financial institution held solely for the benefit of Covered Persons in the event of insolvency of the Michigan Managed Care Subsidiary; (iii) working capital of $250,000 or such greater amount as the State of Michigan Insurance Bureau may, in the future, deem to be adequate for the Michigan Managed Care Subsidiary, and
(iv) a minimum deposit of 5% of the Michigan Managed Care Subsidiary's annual subscription income (consisting of cash or securities) with the state treasurer or with a federally or state chartered financial institution held solely for the benefit of Covered Persons in the event of insolvency of the Michigan Managed Care Subsidiary. The minimum deposit described in (iv) is subject to a maximum of $500,000, if the Michigan Managed Care Subsidiary has a positive net worth, or $1,000,000, if the Michigan Managed Care Subsidiary has a negative net worth.

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

         The Michigan Managed Care Subsidiary is permitted to make cash distributions to the Company out of such subsidiary's earned surplus, to the extent such distributions do not cause the subsidiary to fail to satisfy the minimum net worth, working capital and other reserve requirements of the Michigan Insurance Bureau or the Michigan Insurance Bureau has not otherwise limited such distributions. The Michigan Insurance Bureau has restricted the amount of distributions that the Michigan Managed Care Subsidiary may make to the Company. See Item 7 - "Management's Discussion and Analysis-Liquidity and Capital Resources."

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

         If the Company were not able to derive adequate levels of cash from its Managed Care Subsidiaries, it is possible that the Company would not have sufficient cash available to fund its working capital needs and debt service requirements.

         GENERAL. The laws and regulations affecting the health care industry and third party reimbursement change frequently. There can be no assurance that changes to such laws and regulations will not have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. In addition, legislation may be introduced in Congress or by one or more state legislatures to reform certain facets of the health care delivery system. The Company cannot predict whether any of these possible proposals will become law or the effect such legislation would have on the Company. In addition, even consideration of reform proposals can have an adverse effect on the Company's Managed Care Programs because the Company believes health care plan sponsors are less willing to consider changes in their plans when they think the government will mandate the types of benefits that must be provided or the method of delivery of benefits. The Company cannot predict which, if any, health care reform proposals will be adopted or, if adopted, their effect on the Company's business.

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

COMPLIANCE PROGRAM

         Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant concern throughout the clinical laboratory industry. The Company has begun to implement a compliance program. The objective of the program is to develop aggressive and reliable compliance safeguards. Emphasis is placed on developing training programs for personnel intended to assure the strict implementation and observance of all applicable rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. The Company's current compliance plan appoints a compliance officer, provides for the establishment of a Compliance Committee of the Board of Directors and requires periodic reporting of compliance operations by management to the compliance officer who will report directly to the Board of Directors. Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 574 employees, approximately 531 of whom were full-time employees. In February , 1997 the Company entered into an agreement with a professional employer organization ("PEO"), the result of which is that substantially all of the Company's personnel are now leased from the PEO. None of the Company's personnel are represented by a labor union or are subject to a collective bargaining agreement and the Company has never experienced a work stoppage as a result of its personnel relations.

ITEM 2.  PROPERTIES

         The Company's full service laboratory, headquarters and administrative offices are located in Southfield, Michigan. The Company occupies approximately 65,000 square feet at this site under a lease which expires in November 2009 with a cancellation date of November 2004. The Company has sublet approximately 35,000 square feet of this space on terms extending from five years to nine years. The Company also operates a limited-service laboratory in Saginaw, Michigan, which occupies approximately 4,000 square feet under a newly negotiated lease whose term expires on December 31, 1998. The Company also operates three "stat" laboratories and 52 patient service centers, which typically occupy 500 to 2,000 square feet under leases with terms ranging from one to five years, except for the Lansing, Michigan "stat" laboratory which occupies approximately 11,500 of the 31,000 square feet leased by the Company under a lease terminating in June 2002. The Company's Lansing, Michigan facility has an additional 20,000 square feet of unused space, 15,000 square feet of which have been sublet and 5,000 square feet of which the Company is currently attempting to sublet.

         Borrowings under the Company's credit facility with its principal lender are collateralized by substantially all of the Company's assets, except for assets of the Company's Managed Care subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

         In connection with the acquisition of the business of the Predecessor in 1991, the Company agreed to indemnify the Predecessor and its shareholders (including certain officers, directors and shareholders of the Company) under certain circumstances for federal and state income tax liabilities arising from such acquisition, as well as federal and state income tax liabilities arising from such indemnification, including tax deficiencies that would arise if the acquisition was not treated as a tax-free transaction. The Predecessor and its shareholders have received notices of deficiency, dated July 13, 1995, from the Internal Revenue Service. The IRS deficiency assessments relating to the acquisition total approximately $4.9 million, excluding interest and penalties. In January 1998, the Company settled the IRS assessment for $700,000, plus interest and legal costs of an additional $650,000, payable on a monthly installment basis.

         The Company is currently a defendant in a suit filed by Ivonyx , Inc. against Universal Standard Healthcare of Michigan, Inc., a subsidiary of the Company (the "Michigan Managed Care Subsidiary"), in Oakland County Circuit Court on February 19, 1997, and amended March 13, 1998. Ivonyx was a subcontractor under the Company's HMS Program with Ford Motor Company, providing respiratory therapy, home infusion services and orthotic and prosthetic appliances ("O & P") pursuant to a Primary Provider Agreement with the Michigan Managed Care Subsidiary. The suit alleges that the Michigan Managed Care Subsidiary breached the Primary Provider Agreement by not paying Ivonyx amounts it alleges were due under such agreement for services rendered by Ivonyx and includes claims for quantum meruit and unjust enrichment. The Michigan Managed Care Subsidiary has filed a counterclaim against Ivonyx claiming Ivonyx has breached the Primary Provider Agreement by failing to enter into a subcontract with an O & P provider and failing to pay amounts owing to the Michigan Managed Care Subsidiary. The Primary Provider Agreement with Ivonyx terminated in February 1998 and Ivonyx is providing services only on a transition basis. The Company intends to vigorously pursue its claims and defend its position.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol UHCI. The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on The Nasdaq National Market.


1996
----
First Quarter            4 1/4                 2 3/4
Second Quarter           6 1/8                 3 1/8
Third Quarter            5 3/8                 3 3/8
Fourth Quarter           4 1/4                 2

1997
-----
First Quarter            4 3/8                  2 7/8
Second Quarter           4 1/8                  2 3/4
Third Quarter            4                      2 3/4
Fourth Quarter           3 3/4                  2

         As of March 4, 1998, there were approximately 131 record holders of the Common Stock based upon the records of the Company's transfer agent.

         The Company did not pay any cash dividends on the Common Stock in 1996 or 1997, and it does not intend to pay any cash dividends on the Common Stock in the foreseeable future. In addition, certain covenants in the Company's credit facility restrict the Company's ability to pay cash dividends. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company currently anticipates that it will retain all of its earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial information set forth below is derived from the Company's audited consolidated financial statements and should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto included elsewhere herein.


                                                                        Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                            1997           1996          1995           1994          1993
                                            ----           ----          ----           ----          ----
                                                         (In thousands, except per share data)
RESULTS OF OPERATIONS DATA:
Fee-for-service revenue                    36,867         40,042       $ 48,367       $ 54,264       $ 53,679
Managed care revenue                       18,764         17,522         18,406         15,451         12,102
                                          -------------------------------------------------------------------
   Total net revenue(1)                    55,631         57,564         66,773         69,715         65,781
Laboratory expenses(1)(2)                  40,338         43,401         47,331         46,699         41,631
Special charge(3)                          18,842          5,255           --              287           --
Selling, general and admini-
 strative expenses                         11,316         11,961         14,960         16,061         15,129
Restructuring charge(4)                      --             --             --            4,142           --
Depreciation and amortization               3,998          4,517          4,239          3,995          3,498
                                          -------------------------------------------------------------------
Operating income (loss)                   (18,863)        (7,570)           243         (1,469)         5,523
Interest expense                            1,899          1,790          1,591          1,396          1,202
Other (income) expense,
 net(5)                                       (86)          (142)           (90)          (145)        (1,242)
                                          -------------------------------------------------------------------
Income (loss) before income
 taxes and extraordinary
 item                                     (20,676)        (9,218)        (1,258)        (2,720)         5,563
Income taxes (benefit)(6)                    --           (1,467)          (277)          (766)         1,245
                                          -------------------------------------------------------------------
Income (loss) before extra-
 ordinary item(6)                         (20,676)        (7,751)          (981)        (1,954)         4,318
Extraordinary item, net (7)                  --             --             --              167            --
                                          -------------------------------------------------------------------
Net income (loss)(6)                      (20,676)      ($ 7,751)      ($   981)      ($ 2,121)      $  4,318
                                          ===================================================================
Income (loss) per share
 before extraordinary item(6)               (3.15)      ($  1.20)      ($  0.15)      ($  0.30)      $   0.66
Net income (loss) per share(6)              (3.15)      ($  1.20)      ($  0.15)      ($  0.33)      $   0.66
Average shares outstanding
 and common equivalent shares               6,557          6,462          6,392          6,417          6,518

BALANCE SHEET DATA: (AT END
 OF PERIOD)
Working capital                          ($ 2,719)      $  1,127       $  3,130       $  3,857       $  1,900
Total assets                               40,175         57,072         64,566         65,816         69,086
Long term debt (net of current
 portion)                                  20,108         19,013         12,443         13,669         14,133
Stockholders' equity (8)                    6,188         26,839         33,968         34,171         36,392

OTHER DATA:
EBITDA (9)                               ($14,865)      ($ 3,053)      $  4,482       $  2,526       $  9,021
EBITDA before restructuring and
 special charge (9)                       $ 3,977          2,202          4,482          6,995          9,021
Net cash provided by
 operating activities (10)                    469            878          4,267          3,992          4,669
Net cash used in investing activities      (1,302)        (1,604)        (1,797)        (1,644)        (8,749)
Net cash provided by (used in)
 financing activities                        (142)         1,954         (2,761)        (2,156)         3,517


(1) Effective July 1, 1993 the provision for doubtful accounts is included in operating expenses. Prior to July 1, 1993, the provision for doubtful accounts was included in revenue.

(2) Includes charges in 1993 of $1.5 million following the conversion to a new Company-wide computer system.

(3) The 1994 special charge reflects expenses incurred in connection with a review of strategic alternatives undertaken by the Company in 1994. The 1996 special charges, totaling $5.3 million, reflect expenses incurred in connection with actions designed to reduce costs, improve operating effectiveness and increase overall profitability. The 1997 special charge, totaling $18.8 million, reflects an impairment to goodwill charge of approximately $14 million, a $3.4 million charge to complete the Company's re-engineering process initiatives that commenced during 1996, including personnel and facility reductions, related consulting, legal expenses and other charges relating to the Company's re-engineering process, additional reserves and the settlement of an IRS tax assessment for $1.4 million, including interest and legal costs, in connection with the MML acquisition. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Special Charge" and Item 8 - Note 2 to the Notes to Consolidated Financial Statements, "Special Charges - 1997".

(4) Reflects charges in connection with the Company's restructuring program.

(5) Includes $1.1 million of life insurance proceeds, net of related costs and expenses, in 1993.

(6) Does not include $5.4 million of net tax benefits relating to the 1997 loss or $2.1 million of tax benefits relating to the 1996 loss which, under applicable accounting rules, could not be recognized in 1997 and 1996, respectively. These losses are treated as net operating loss carry forwards for accounting purposes and may be used to offset future profits of the Company. See Item 8 - Note 10 to Notes to Consolidated Financial Statements, "Income Taxes and Loss Carryforwards" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes." The amounts of the Company's "basic" and "diluted" earnings (loss) per share are the same.

(7) Reflects write-off of financing costs in connection with refinancing of debt in 1994, net of income tax benefits.

(8) The Company has paid no dividends on Common Stock during the periods presented.

(9) EBITDA represents earnings (losses) before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item and acquisition expense but after restructuring and special charge. EBITDA before restructuring and special charge represent earnings (losses) before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item, acquisition expense and restructuring and special charge. The Company and laboratory industry analysts use EBITDA as a method of measuring and comparing the financial performance of clinical laboratory companies, many of which were formed by combining with and acquiring other clinical laboratory companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA before restructuring and special charge is included in the table to permit a year to year comparison of EBITDA data exclusive of those charges not expected to be recurring. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes." Neither EBITDA nor EBITDA before restructuring and special charge should be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion and analysis of financial results covers the three years ended December 31, 1997. The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of operations.

--------------------------------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                       1997              1996              1995
--------------------------------------------------------------------------------
Fee-for-service                       66.3%             69.6%             72.4%
Managed care                          33.7%             30.4%             27.6%
                                     -------------------------------------------
Total net revenue                    100.0             100.0             100.0
Laboratory expenses                   72.5              75.4              70.9
Special charge                        33.9               9.1               --
Selling, general and
  administrative expenses             20.3              20.8              22.4
Depreciation and amortization          7.2               7.9               6.3
                                     -------------------------------------------
Operating income (loss)              (33.9)            (13.2)              0.4
Interest expense                       3.4               3.1               2.4
Other (income) expense, net           (0.2)             (0.3)             (0.1)
                                     -------------------------------------------
Income (loss) before income
  taxes and extraordinary item       (37.2)            (16.0)             (1.9)
Income taxes (benefit)                --                (2.5)             (0.4)
                                     -------------------------------------------
Income (loss) before
  extraordinary item                 (37.2)            (13.5)             (1.5)
Extraordinary item, net                --                --                --
                                     -------------------------------------------
Net income (loss)                    (37.2)%           (13.5)%            (1.5)%
                                     ===========================================
EBITDA*                              (26.7)%            (5.3)%             6.7%

EBITDA before restructuring
  and special charge*                  7.1%              3.8%              6.7%
Net cash provided by operating
  activities**                         0.8%              1.5%              6.4%


* EBITDA represents earnings (losses) before interest, taxes, depreciation, amortization, other (income) expense and extraordinary item, but after restructuring and special charge. EBITDA before restructuring and special charge represents earnings (losses) before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item and restructuring and special charge. The Company and laboratory industry analysts use EBITDA as a method of measuring and comparing the financial performance of clinical laboratory companies, many of which were formed by combining with and acquiring other clinical laboratory companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA before restructuring and special charge is included in the table to permit a year to year comparison of EBITDA data exclusive of those charges not expected to be recurring. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes." Neither EBITDA nor EBITDA before restructuring and special charge should be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

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

         NET REVENUE. The Company's net revenue is generated from managed care programs with major employers, union and government benefit plans, and from traditional laboratory fee-for-service business. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Covered Person's physician of choice and, in some cases, equipment and appliances, and diagnostic imaging services. In the fee-for-service business, the Company charges a fee based upon the type of test requested by the patient's physician.

         Total net revenue in 1996 was $57.6 million, a decrease of $9.2 million from 1995. This decrease principally resulted from an $8.3 million decrease in fee-for-service revenues, caused by a 13% decline in patient visits. Total net revenue in 1997 was $55.6 million, a decrease of $2.0 million from 1996. An increase of $1.3 million in managed care revenue in 1997 was more than offset by a $3.2 million decrease in fee-for-service revenue in 1997.

         Managed care revenue totaled $18.4 million, $17.5 million, and $18.8 million for fiscal years 1995, 1996 and 1997, respectively. The decrease in revenue for 1996 was primarily due to a program that expired during August 1996 and was renewed two months later at a reduced level, and to a lesser extent, decreases in participation levels, fee reductions in a program and program terminations. The $1.3 million increase in 1997 is primarily due to the expansion of existing programs on a national basis and new product line revenues. Managed Care Programs with United Auto Workers ("UAW")/Ford Motor Company and UAW/Chrysler Corporation ("Chrysler") collectively accounted for 57.0%, 61.6% and 73.2% of managed care revenue for 1995, 1996 and 1997, respectively. The increase in 1996 is principally due to the impact of a full year of revenues from the UAW/Ford home medical services program implemented June 1, 1995. The increase in 1997 was due to an expansion of programs nationwide. As a percentage of total net revenue, managed care revenue has increased from 27.6% in 1995 to 30.4% in 1996 to 33.7% in 1997, due primarily in 1996 to decreases in the Company's fee-for-service revenue, and in 1997 to expansion of existing managed care programs on a national basis and, to a lesser extent, the decrease in fee-for-service revenue.

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

         The Company's fee-for-service net revenue in 1997 was $36.9 million, a decrease of $3.2 million or 7.8% from 1996. Fee-for-service revenue was down primarily due to a 13% decline in patient visits. This decline in patient visits is principally due to the impact on the Company of previously announced reductions in unprofitable accounts, the industry wide reductions in patient testing orders and attrition. The decline in fee-for-service revenue is due to the patient visit volume decrease offset by increases in revenue per patient visit resulting from changes in payor and test mixes and reduction of unprofitable accounts.

         LABORATORY EXPENSES. Laboratory expenses were $43.4 million in 1996, a decrease of $3.9 million, or 8.2% from 1995. This decrease was primarily the result of fewer patient visits and, to a lesser extent, the Company's reengineering and cost reduction programs initiated during 1996. Laboratory expenses were $40.3 million in 1997, a decrease of $3.1 million, or 7.1% from 1996. This decrease was primarily the result of fewer patient visits, which was partially offset by the effect of higher claims associated with the managed care revenue increase.

         SPECIAL CHARGES. During 1996 the Company incurred $5.3 million in special charges designed to reduce costs, improve operating efficiencies and increase the overall profitability of the Company. The special charges include $0.7 million in consolidation of locations, $1.4 million in employee related expenses and $2.2 million in reengineering, consulting, legal and other expenses, as well as a $1.0 million write-off of certain tangible assets. The Company began its reengineering process with a $2.4 million special charge in the second quarter of 1996 and took an additional special charge in the fourth quarter of 1996 by recording an additional $2.9 million special charge. At December 31, 1997 a special charge was taken for $18.8 million which reflects an impairment to goodwill charge of approximately $14 million, a $3.4 million charge to complete the Company's re-engineering process initiatives that commenced during 1996, including personnel and facility reductions, related consulting, legal expenses and other charges relating to the Company's re-engineering process, additional reserves, and the settlement of the outstanding IRS tax assessment for $1.4 million, including interest and legal costs, in connection with the MML acquisition. At December 31, 1997, a special charge reserve of $1.5 million is included in other accrued liabilities. See
Item 8 - Note 2 to Notes to Consolidated Financial Statements, "Special Charges". As a result of the goodwill reduction described above, the Company's intangible assets total approximately $18.7 million at December 31, 1997. The analysis of potential impairment is based on management's estimate of future cash flows and management programs to enhance revenues and reduce costs described under Item 1 - "Business - Business Strategy." No estimate can be made of a range of amounts of loss that are reasonably possible should management's plans not be successful.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $12.0 million in 1996, a decrease of $3.0 million, or 20%, from 1995. The decrease was principally due to the reengineering and cost reduction programs which were implemented in 1996. Selling, general and administrative expenses were $11.3 million in 1997, a decrease of $0.7 million, or 6%, from 1996. The decrease resulted primarily from the Company's reengineering and cost reduction efforts and was partially offset by increased sales and marketing expenditures. As a result of these factors, selling, general and administrative expenses decreased as a percentage of net revenue from 22.4% in 1995, to 20.8% in 1996, to 20.3% in 1997.

         EBITDA. Earnings before interest, taxes, depreciation, amortization, other (income) expense and extraordinary item ("EBITDA") was ($3.1 million) in 1996 compared to $4.5 million for 1995. Without the special charges, EBITDA would have been $2.2 million, or 3.8% of net revenue, for 1996. The decrease in 1996 EBITDA is principally attributable to declines in revenues, which are only partially offset by decreases in operating expenses. EBITDA for 1997 was ($14.9 million). Without the special charge, EBITDA would have been $4.0 million, or 7.1% of net revenue for 1997. The increase in 1997 EBITDA is principally due to managed care revenue increases, reduction of costs from the reengineering projects, reduction in unprofitable accounts and improvements in test and payor mix.

         DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense in 1996 relates primarily to depreciation on property and equipment additions. Amortization expense during 1997 was reduced by approximately $0.6 million due to the write-off of covenants not to compete in the fourth quarter of 1996. In 1997 the Company took a special charge which included a $14 million goodwill write down which is expected to reduce amortization expense in 1998 by approximately $0.7 million.

         INTEREST EXPENSE. Interest expenses were $1.6 million, $1.8 million, and $1.9 million in 1995, 1996 and 1997, respectively. The increase in interest expense in 1996 was principally due to the issuance of $12 million principal amount of 8.25% Convertible Subordinated Debentures due 2006 (the "Debentures") in February 1996, partially offset by reduced levels of bank debt during 1996. The increase in 1997 reflects increased borrowings.

         INCOME TAXES. The effective income tax rates were 22.0%, 15.9% and 0% for 1995, 1996 and 1997, respectively. The effective tax rate is less than the statutory rate in 1995 due to non-deductible goodwill amortization. The effective tax rate is less than the statutory rate in 1996 because, under applicable accounting rules, $2.1 million of tax benefits relating to the 1996 loss could not be recorded in 1996. These losses are treated as net operating loss carry forwards for accounting purposes and may be used to offset future profits of the Company. In 1996, the Company established a valuation allowance against the net deferred tax assets which reduced deferred tax assets on the Company's consolidated balance sheet to zero. The effective tax rate is 0% in 1997 because, under applicable accounting rules, $5.4 million of net tax benefits relating to the 1997 loss could not be recorded in 1997. The 1997 losses are treated as net operating loss carryforwards for accounting purposes and may be used to offset future profits of the Company. See Item 8 -
Note 10 to Notes to Consolidated Financial Statements, "Income Taxes and Loss Carryforwards", for an explanation of the potential future tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio was 1.1 to 1 at December 31, 1996, compared to .8 to 1 at December 31, 1997. In 1997 the decrease in working capital is principally due to an increase in accounts payable and reduced prepaid expenses and accrued claims. Included in cash and cash equivalents at December 31, 1997 is $1.7 million in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

        Net cash flow from operating activities was $0.9 million and $0.5 million in 1996 and 1997, respectively. The reduction in net cash flow from operating activities in 1997 was principally due to the $20.7 million net loss for 1997 (including the $18.8 million special charge) and the increase in accounts receivable, partially offset by increases in accounts payable and accrued liabilities. The average number of days outstanding in accounts receivable increased from 66 days at December 31, 1996 to 74 days at December 31, 1997. This increase is principally due to a delay in collection of Medicare accounts receivable as a result of a new requirement for a separate identification number for each pathologist performing anatomical pathology testing, which numbers have been obtained, and unbilled tests due to missing patient information caused principally by required medical necessity documentation. The Company is continuing its efforts to reduce days outstanding, principally by collecting its Medicare accounts receivable and by working its aged and unbilled accounts receivable.

         The ratio of debt to capital increased from 43.4% at December 31, 1996 to 76.0% at December 31, 1997, primarily as a result of the 1997 net loss of $20.7 million, which reduced equity accordingly.

         As of December 31, 1997, the Company had a credit facility with a bank, which included a revolving line of credit of $9.5 million, expiring on September 30, 1998, and a $3 million acquisition line and $2.5 million of letter of credit facility expiring on September 30, 1998. All available borrowings under the revolving line of credit were outstanding at December 31, 1997. The credit facility requires the maintenance of certain financial ratios. The Company was not in compliance with these ratios at the end of each quarter of 1997 and the bank either waived compliance with such covenants or revised such covenants following the end of each quarter. In February 1998, the Company and the bank amended the credit facility to permit additional borrowing to fund an approximately $1 million appeal bond in connection with a $500,000 judgment, plus interest, in a suit pending against the Company. The judgment against the Company also necessitated amendment of the financial covenants to remedy the Company's non-compliance.

         In March 1998, the Company and the bank further amended the credit facility to provide for a $3 million term loan payable on July 15, 1998. The financial ratios were also modified to cover the $18.8 million special charge taken in the fourth quarter of 1997 and to reflect the addition of the $3 million term loan. The borrowing formula remains the same but the financial ratios were amended as follows: current ratio of at least .65 to 1, consolidated funded debt ratio of no more than 1.15 to 1, consolidated debt service coverage ratio of at least .70 to 1 at December 31, 1997 through June 29, 1988 and .78 to 1 at June 30, 1998 and thereafter and the consolidated leverage ratio not greater than 6 to 1 for December 31, 1997 through June 29, 1998 and 5.5 to 1 on June 30, 1998 and thereafter. The amendment also provides that within 30 days after the earlier of July 15, 1998 or the Company's receipt of the proceeds from a sale of securities or assets in excess of $5 million, the financial covenants will be revised to levels mutually agreeable to the Company and the bank. The Company's $3 million discretionary acquisition line was canceled.

         Pursuant to this amendment, all future line of credit borrowings are at the discretion of the bank lender and are subject to a borrowing base formula which is based upon accounts receivable, inventory and equipment balances. Borrowings under the Company's credit facility are collateralized by substantially all of the Company's assets, except for assets of the Company's Managed Care subsidiaries.

         Capital expenditures, including capital leases, were $3.3 million in 1995, $3.0 million in 1996, and $1.6 million in 1997, and consisted principally of new laboratory and data processing equipment and also included leasehold improvements. The Company expects to incur approximately $2.0 million of capital expenditures during 1998.

         The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its subsidiary conducting managed care operations in Michigan, capitalized leases, the sale of certain assets and/or the proceeds from additional equity financings.

         From time to time the Company's managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's managed care subsidiary operating in the State of Michigan (the "Michigan Managed Care Subsidiary") proposes to enter into an agreement with the Michigan Insurance Bureau ("MIB") agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without 30 days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such 30 day period. As a result, future cash transfers from the Michigan Managed Care Subsidiary to the Company are likely to be limited to payments for services rendered and dividends payable from the Michigan Managed Care Subsidiary's earned surplus, which is more limited than cash transfers made in the past. Accordingly, the cash needs of the Company's laboratory operations will have to be funded from their own operations and the operation of the Company's unregulated managed care subsidiaries. As a result of the Company's revenue enhancement initiatives and the reengineering and cost reduction efforts implemented to date and in the future by the Company, the Company believes its laboratory operations will generate increased levels of operating cash flow. The Company expects its managed care subsidiaries, including the Michigan Managed Care Subsidiary, to generate sufficient operating cash to fund their current operations and planned expansion. The foregoing statements may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The Company's ability to generate additional operating cash flow involves a number of uncertainties. For example, the Company's revenue enhancement initiatives may not be at the level required to offset decreases in revenues, particularly if third party reimbursement levels continue to decrease or the Company continues to experience declines in patient visits or fee-for-service revenue per patient visit as described above under "Results of Operations - Net Revenue". In addition, the Company's operating cash flow could be negatively affected by a number of other factors, including the impact of reengineering/cost reduction efforts on revenues, potential offsetting increases in operating expenses, variations in cost savings from, and timing of, the Company's reengineering/cost reduction efforts from those anticipated, the impact on revenues and expenses of governmental and third-party payor requirements and reimbursement levels, the impact on the Company of recent and continuing changes in the health care industry, and the competitive nature of the laboratory industry.

         The Company is also considering the sale of certain assets and to raise additional equity financing as a means of generating additional cash to support the Company's operations and satisfy its debt service requirements, in particular, payments due under the term loan due July
15, 1998. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to sell certain assets and to raise additional equity financing is subject to a number of uncertainties, including the impact that reimbursement and regulatory requirements associated with the health care industry will have on the parties potentially interested in purchasing assets or stock of the Company and the prices they may be willing to offer, the Company's current financial position and recent operating results, the financial condition of other parties in the industry and the current economic condition of the healthcare industry in general.

         In the event that the Company's laboratory operations and unregulated managed care subsidiaries do not generate cash levels to the extent required to fund their operations and the Company is unable to obtain additional financing to meet its operating cash needs from possible asset sales or equity financings, the Company will have to consider disposition of other assets or curtailment of operations.

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

         The Company has from time to time experienced audits, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to audits conducted by one of its largest third-party payors. The ultimate effect, if any, of these audits can not be determined at this time and no liability has been accrued by the Company.

         The Company had received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991-1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter. There can be no assurance that the Company will resolve this dispute with the IRS in a manner favorable to the Company. The failure to resolve the dispute with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its liability relating to these matters, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of the disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

         YEAR 2000 COMPLIANCE. While the managed care computer system is year 2000 compliant, the laboratory computer system requires software modifications to change all two-digit year references to four digits. Modifications will be made by internal systems personnel and are expected to be completed by the end of 1999. The Company has not yet completed a detailed analysis of the level of modifications required to bring its laboratory computer system into year 2000 compliance or the related costs of doing so. The Company does not believe that the cost of bringing its laboratory system into year 2000 compliance will have a material adverse effect on the Company's business, financial condition and results of operations. The foregoing statements regarding the timing and cost of the Company's year 2000 compliance efforts are "forward looking statements" within the meaning of the Securities Exchange Act of 1934.

        The timing of and costs required to bring the Company's laboratory system into year 2000 compliance are subject to a number of uncertainties, including that the Company has not yet completed a detailed analysis of the level of modifications required to bring the system into compliance or the related costs of doing so. In addition, the Company's fee-for-service charges are reimbursed by a number of third party payors, including Medicare and Medicaid, typically through electronic submissions. In the event that the computer systems used by any such payors do not become year 2000 compliant in a timely fashion, the Company could experience delays in the receipt of reimbursement, even if the Company's systems are compliant. Any such reimbursement delays would have a material adverse effect on the Company's business, financial condition and results of operations. The Company plans to investigate the year 2000 compliance efforts of its principal third party payors and, if necessary, develop a plan to reduce the impact on the Company of any non-compliance by such third party payors.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, these statements may have on future financial statement disclosures.



ITEM  7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.

           Not applicable.

                              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                                    FINANCIAL STATEMENT SCHEDULE




================================================================================



REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS

      Consolidated Balance Sheets at December 31, 1997 and 1996
      Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995
      Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1997, 1996 and 1995
      Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or are not required, or the information is included in the respective statements or notes thereto.

[BDO LETTERHEAD]






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Universal Standard Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Universal Standard Healthcare, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Standard Healthcare, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





                                                              BDO SEIDMAN, LLP

Troy, Michigan
February 20, 1998, except for Note 7,
which is as of March 12, 1998

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (IN THOUSANDS)




================================================================================



December 31,                                                                                  1997             1996
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                             $    1,252       $    2,227
  Accounts receivable, net                                                                   8,488            7,296
  Inventory                                                                                    894            1,053
  Prepaid expenses and other                                                                   526            1,762
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                        11,160           12,338

PROPERTY AND EQUIPMENT, net                                                                  8,780            9,695

INTANGIBLE ASSETS, net                                                                      18,713           33,547

OTHER ASSETS                                                                                 1,522            1,492
-------------------------------------------------------------------------------------------------------------------

                                                                                        $   40,175       $   57,072
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                                     $    1,039       $    1,534
  Accounts payable                                                                           6,360            4,348
  Accrued claims                                                                             2,673            1,269
  Accrued compensation and benefits                                                          1,213            1,150
  Other accrued liabilities                                                                  2,594            2,910
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                   13,879           11,211

LONG-TERM DEBT, net of current portion                                                      20,108           19,022
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                           33,987           30,233
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, no par; 20,000,000 shares authorized;
    6,560,774 and 6,552,768 shares issued and out-
    standing at December 31, 1997 and 1996, respectively                                    32,889           32,864
  Deficit                                                                                  (26,701)          (6,025)
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                   6,188           26,839
-------------------------------------------------------------------------------------------------------------------

                                                                                        $   40,175       $   57,072
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


================================================================================

Year Ended December 31,                                                           1997           1996          1995
-------------------------------------------------------------------------------------------------------------------
NET LABORATORY SERVICE REVENUE
  Fee-for-service                                                           $   36,867     $   40,042    $   48,367
  Managed care                                                                  18,764         17,522        18,406
-------------------------------------------------------------------------------------------------------------------

TOTAL NET REVENUE                                                               55,631         57,564        66,773
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Laboratory and claims expense                                                 40,338         43,401        47,331
  Special charges                                                               18,842          5,255             -
  Selling, general and administrative                                           11,316         11,961        14,960
  Depreciation and amortization                                                  3,998          4,517         4,239
-------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                        74,494         65,134        66,530
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                        (18,863)        (7,570)          243

OTHER INCOME (EXPENSE)
  Interest expense                                                              (1,899)        (1,790)       (1,591)
  Other income, net                                                                 86            142            90
-------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                                                 (20,676)        (9,218)       (1,258)

INCOME TAX BENEFIT                                                                   -          1,467           277
-------------------------------------------------------------------------------------------------------------------


NET LOSS                                                                    $  (20,676)    $   (7,751)   $     (981)
-------------------------------------------------------------------------------------------------------------------


LOSS PER SHARE (Basic and Diluted)                                          $    (3.15)    $    (1.20)   $    (0.15)
-------------------------------------------------------------------------------------------------------------------


AVERAGE SHARES OUTSTANDING                                                       6,557          6,462         6,392
===================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (IN THOUSANDS)


================================================================================


Year Ended December 31,                                                           1997          1996           1995
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK, at beginning of year                                          $   32,864    $   32,242     $   31,464
  Stock issued for employee stock purchase plan                                     25           225              -
  Stock issued for conversion of debenture debt                                      -           397              -
  Stock issued in exchange for note payable                                          -             -            478
  Stock issued for acquisition of customer list                                      -             -            300
-------------------------------------------------------------------------------------------------------------------

COMMON STOCK, at end of year                                                $   32,889    $   32,864     $   32,242
===================================================================================================================

RETAINED EARNINGS (DEFICIT), at beginning of year                           $   (6,025)   $    1,726     $    2,707
  Net loss for the year                                                        (20,676)       (7,751)          (981)
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT), at end of year                                 $  (26,701)   $   (6,025)    $    1,726
===================================================================================================================

TOTAL STOCKHOLDERS' EQUITY                                                  $    6,188    $   26,839     $   33,968
===================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)

================================================================================

Year Ended December 31,                                                           1997          1996           1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $  (20,676)   $   (7,751)    $     (981)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Special charge                                                            13,801         4,151              -
      Depreciation and amortization                                              3,998         4,517          4,239
      Deferred income taxes                                                          -        (1,122)           617
      Other                                                                          -            23            118
  (Increase) decrease in
    Accounts receivable, net                                                    (1,192)        4,129          2,001
    Inventory                                                                      159            18            150
    Prepaid expenses and other                                                   1,236           448           (270)
    Other assets                                                                   (20)          (15)           361
  Increase (decrease) in
    Accounts payable                                                             2,012        (1,391)           104
    Accrued liabilities                                                          1,151        (1,595)        (1,841)
    Other liabilities                                                                -          (534)          (231)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          469           878          4,267
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            (1,227)       (1,596)        (1,684)
  Other-net                                                                        (75)           (8)          (113)
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                           (1,302)       (1,604)        (1,797)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings from revolving line-of-credit                                   1,724         1,000          1,100
  Payments on long-term debt                                                    (1,569)      (10,204)        (3,670)
  Payment of financing costs                                                      (322)       (1,034)          (253)
  Issuance of common stock for employee purchase plan                               25           225              -
  Proceeds from convertible debenture                                                -        12,000              -
  Other-net                                                                          -           (33)            62
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (142)        1,954         (2,761)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (975)        1,228           (291)

CASH AND CASH EQUIVALENTS, beginning of year                                     2,227           999          1,290
-------------------------------------------------------------------------------------------------------------------



CASH AND CASH EQUIVALENTS, end of year                                      $    1,252    $    2,227     $      999
===================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)


================================================================================


Year Ended December 31,                                                           1997          1996           1995
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                    $    1,806    $    1,513     $    1,472
  Cash paid for income taxes                                                         -             -              -
===================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Capital lease obligations                                               $      436    $    1,345     $    1,545
    Conversion of debenture to common stock                                          -           397              -
    Conversion of note payable to common stock                                       -             -            478
    Stock issued for acquisition of customer list                                    -             -            300
===================================================================================================================



                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Universal Standard Healthcare, Inc. (the "Company") provides clinical laboratory testing services on a traditional fee-for-service basis and, through its specialty managed care programs (the "Managed Care Programs"), offers clinical laboratory testing services, home medical services and diagnostic imaging services to employer, employer group, union and government-sponsored health care benefit plans and other groups for a fixed payment per participating employee or retiree ("capitated rate"). All home medical services and diagnostic imaging services, and virtually all of the clinical laboratory services provided outside of Michigan, are provided by the Company under arrangements through subcontracting agreements with qualified providers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

REVENUE RECOGNITION

Revenue for fee-for-service laboratory testing services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Revenue from Managed Care Programs, generated primarily by laboratory programs, is recognized monthly when billed or when due under the terms of the related contracts.

INVENTORY

Inventory, consisting of laboratory supplies, is stated at the lower of cost or market, determined principally by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major improvements and replacements are capitalized while ordinary maintenance and repairs are expensed. Upon retirement or disposal, the asset's cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the statement of operations.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Property and equipment are depreciated over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows: furniture and fixtures - 7 years; machinery and equipment - 5 - 7 years; transportation equipment - 3 years; and computer equipment - 3 - 7 years.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life, using the straight-line method.

Depreciation expense was $2.6 million, $2.3 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

INTANGIBLE ASSETS

Intangible assets primarily consist of customer lists and goodwill. Customer lists are amortized using the straight-line method over a period of 20 years. Goodwill is amortized using the straight-line method principally over a period of 40 years.

VALUATION OF LONG-LIVED ASSETS

Long-lived assets (such as intangibles and property and equipment) are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, competitive activities and other economic factors. When any such impairment exists, the related assets are written down to fair value.

During the fourth quarter of 1997, the Company determined that an adjustment to intangible assets (primarily goodwill) in the amount of approximately $14 million was necessary in order to write down the carrying amounts of the laboratory fee-for-service business to its estimated fair value.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

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

LOSS PER SHARE

Loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

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

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has not determined the impact, if any, these statements may have on future financial statement disclosures.

RECLASSIFICATIONS

Certain reclassifications of 1996 information have been made to conform to the 1997 presentation.

2.    SPECIAL CHARGES

During 1997, the Company recognized special charges of $18.8 million to reflect
(a) an impairment to intangible assets (primarily goodwill) of approximately $14 million, (b) a $3.4 million charge to complete the Company's re-engineering process initiatives that commenced during 1996, including personnel and facility reductions, related consulting and legal expenses and other charges related to the Company's re- engineering process, and (c) a $1.4 million charge related to indemnification made by the Company to shareholders of a company which was previously acquired, that involved settlement of prior years' tax matters. At December 31, 1997, a special charge reserve of approximately $1.5 million is included with other accrued liabilities.

During 1996, the Company recognized special charges of $5.3 million to reflect expenses incurred in connection with actions designed to reduce costs, improve operating efficiencies and increase the overall profitability of the Company. The special charge includes $0.7 million in consolidation of locations, $1.4 million in employee-related expenses and $2.2 million in re-engineering, consulting, legal and other expenses, as well as a $1.0 million write-off of certain intangible assets. The Company began its re-engineering process with a $2.4 million special charge in the second quarter of 1996 and an additional special charge in the fourth quarter of 1996 by recording an additional $2.9 million special charge. Approximately $0.3 million in consolidation of locations, $0.5 million in employee-related expenses, $1.7 million in re-engineering and other, and $1.0 million in intangible assets have been paid or charged against the special charge reserve at December 31, 1996. At December 31, 1996 a special charge reserve of $1.8 million is included in other accrued liabilities; this amount was paid during 1997.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

3.    NET LABORATORY SERVICE REVENUE

FEE-FOR-SERVICE

Fee-for-service revenue represents the estimated net realizable amounts from patients, third-party payors and others for laboratory services rendered. The Company has agreements with third-party payors, hospitals, health maintenance organizations and preferred provider organizations that provide for payments to the Company at amounts different from its established rates. Revenue is recorded net of contractual adjustments. Three of the third party payors accounted for approximately 31%, 32% and 35% of the Company's consolidated net revenues during 1997, 1996 and 1995, respectively. Accounts receivable are recorded net of an allowance for contractual adjustments and other reserves of $12.0 million and $8.2 million at December 31, 1997 and 1996, respectively. These allowances are subject to management estimates and actual amounts could differ from these estimates.

MANAGED CARE

The Company has entered into fixed monthly fee agreements with automotive companies, union and government benefit plans, and other entities to provide laboratory services and home medical services. Managed Care expenses are recognized in the period in which the service is rendered. Ford Motor Company and Chrysler Corporation accounted for 73%, 62% and 57% of Managed Care revenue for 1997, 1996 and 1995, respectively. These two customers accounted for 14% and 10% of consolidated net revenues in 1997, respectively. Ford Motor Company accounted for 12% of consolidated net revenues in 1996; neither of these two customers individually contributed more than 10% of consolidated net revenue in 1995.

4.    RESTRICTED CASH
The Company is required to maintain a $0.5 million cash balance in accordance with state requirements for the managed care programs. The restricted cash is included in cash equivalents on the accompanying balance sheets at December 31, 1997 and 1996.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

5.    PROPERTY AND EQUIPMENT

Property and equipment is as follows (in thousands):

December 31,                                           1997               1996
--------------------------------------------------------------------------------
Computer equipment                                     $ 7,791       $     6,898
Machinery and equipment                                  6,774             6,388
Leasehold improvements                                   2,589             2,354
Furniture and fixtures                                   1,528             1,519
Transportation equipment                                   404               257
--------------------------------------------------------------------------------


                                                        19,086            17,416
Less accumulated depreciation and amortization          10,306             7,721
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, NET                            $ 8,780       $     9,695
================================================================================


6.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


December 31,                                           1997               1996
--------------------------------------------------------------------------------
Customer lists                                       $ 22,397        $    22,605
Goodwill                                                3,011             16,120
Other                                                     346                271
--------------------------------------------------------------------------------


                                                       25,754             38,996
Less accumulated amortization                           7,041              5,449
--------------------------------------------------------------------------------


INTANGIBLE ASSETS, NET                               $ 18,713        $    33,547
================================================================================


The accumulated amortization balance at December 31, 1997 of $7,041 relates to the following intangible assets: customer lists - $4,121; goodwill - $2,650; and other - $270.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


December 31,                                                   1997        1996
---------------------------------------------------------------------------------
Convertible subordinated debentures 8.25%,
      interest payable semi-annually                     $    11,603   $   11,603

Revolving line of credit                                       7,199        5,475

Obligations under capital leases (see Note 8)                  2,300        3,074

Other                                                             45          404
---------------------------------------------------------------------------------

TOTAL                                                         21,147       20,556

Less current portion                                           1,039        1,534
---------------------------------------------------------------------------------


LONG-TERM DEBT                                           $    20,108   $   19,022
=================================================================================


On February 20, 1996, the Company completed an offering of $12,000,000 principal amount of 8.25% Convertible Subordinated Debentures (the "Debentures") due February 1, 2006. Interest is payable semi-annually on each February 1 and August 1, commencing August 1, 1996. The Debentures are convertible, at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $4.375 per share, subject to adjustment in certain events. The net proceeds received by the Company from the sale of the debentures was approximately $11 million after deducting offering fees and expenses. The Company used $2.5 million of the net proceeds to repay a $2.5 million note payable to a wholly-owned subsidiary, pursuant to a repayment plan with the State of Michigan Insurance Bureau. The Company used the remainder of the net proceeds as follows: $2.0 million was used to reduce the amount outstanding under the term loan, $0.5 million was used to repay the amounts outstanding under the supplement line of credit and the remainder was used to reduce the amount outstanding on the revolving line of credit and for general working capital purposes. During 1996, $397,000 of debentures were converted to common stock; no debentures were converted during 1997.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

As amended on March 12, 1998, the Company has a credit facility with a bank which includes a $9.5 million revolving line-of-credit, a $3 million term loan and a $2.5 million letter of credit. Borrowing levels under the revolving line-of-credit are based on accounts receivable, inventory and property and equipment balances, and are subject to the bank's approval. Borrowings under the Company's credit facility are collateralized by substantially all of the Company's assets. The credit facility also requires the maintenance of certain financial ratios. These ratios were reset by the bank as part of the March 12, 1998 loan agreement amendment; the Company was in compliance with these ratios (after the amendment) at December 31, 1997.

At December 31, 1997, $7,198,944 was outstanding under the revolving line-of-credit. Borrowings under the line-of-credit bear interest at a formula based on prime and LIBOR rates (at December 31, 1997, the weighted average interest rate on outstanding borrowings was approximately 9.7%) and are due September 1999. No borrowings were outstanding under the $3 million term loan as of December 31, 1997; borrowings under the term loan will be due on or before July 15, 1998. At December 31, 1997, letters of credit totalling $2,378,000 were outstanding.

Required annual principal payments of long-term debt at December 31, 1997 during the next five years are as follows (in thousands): 1998 - $1,039; 1999 - $7,982; 2000 - $420; 2001 - $102; and 2002 - $1.

8.    LEASES

The Company leases its main facility, other laboratory and warehouse facilities, patient service center facilities and certain transportation and laboratory equipment under operating lease agreements. The leases expire on various dates through 2010. Rent expenses for operating leases were as follows (in thousands):
$1,437 for 1997, $1,856 for 1996, and $1,766 for 1995.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

The Company also leases laboratory equipment under capital leases. Most of the capital leases for the laboratory equipment contain one of the following options: (a) the Company can, after the initial lease term, purchase the equipment at amounts ranging from $1 to the then fair market value of the property or (b) the Company can, at the end of the initial lease term, renew the lease for a period ranging from one month to one year. Equipment held under capital leases and included in machinery and equipment and computer equipment in the balance sheet totaled approximately $3.0 million and $3.9 million at December 31, 1997 and 1996, respectively, net of accumulated depreciation.

Following is a schedule of future minimum rental payments under capital leases and noncancelable operating leases with initial or remaining lease terms in excess of one year from December 31, 1997 (in thousands):


                                             Capitalized                   Operating
Year Ending December 31,                          Leases                      Leases
-------------------------------------------------------------------------------------
1998                                             $ 1,119                     $  1,818
1999                                                 856                        1,343
2000                                                 439                        1,291
2001                                                 107                        1,256
2002                                                   1                        1,006
Thereafter                                             -                        5,647
-------------------------------------------------------------------------------------

TOTAL MINIMUM LEASE PAYMENTS                       2,522                     $ 12,361
                                                                             ========


Less amount representing interest                    222
-------------------------------------------------------------------------------------


PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS      $ 2,300
=====================================================================================




9.    RENTAL INCOME

The Company has subleased certain space in its facilities. Minimum sublease rental income scheduled to be received in future years is approximately $1.7 million.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

10.   INCOME TAXES AND LOSS CARRYFORWARDS

The income tax benefits consists of (in thousands):

Years Ended December 31,                1997           1996             1995
-------------------------------------------------------------------------------------
Current                                 $    -       $    (345)       $  (894)
Deferred                                     -          (1,122)           617
-------------------------------------------------------------------------------------
                                        $    -       $  (1,467)       $  (277)
=====================================================================================


Deferred income tax assets and liabilities are as follows (in thousands):

December 31,                                                1997                 1996
-------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
      Net operating loss carryforward                 $     8,564          $    2,811
      Special charge accrual                                  507                 609
      Accounts receivable allowance                           254                 826
      Other, net                                              125                 295
-------------------------------------------------------------------------------------

TOTAL DEFERRED TAX ASSETS                                   9,450               4,541
-------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES
      Property and equipment                                  867                 935
      Intangible assets                                       746               1,114
      Other, net                                              304                 358
-------------------------------------------------------------------------------------

TOTAL DEFERRED TAX LIABILITIES                              1,917               2,407
-------------------------------------------------------------------------------------

Net deferred taxes                                          7,533               2,134
Less valuation allowance                                   (7,533)             (2,134)
-------------------------------------------------------------------------------------

ADJUSTED DEFERRED TAXES                               $         -          $        -
=====================================================================================


The Company established a 100% valuation allowance against the net deferred tax assets in 1997 and 1996, based on uncertainty surrounding the expected realization of this asset.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

Years Ended December 31,                     1997           1996             1995
-------------------------------------------------------------------------------------
Statutory rate (benefit)                     (34.0)%       (34.0)%          (34.0)%
Valuation allowance adjustment                26.1          23.2                -
Non-deductible intangibles                     5.8           1.2              8.3
Other                                          2.1          (6.3)             3.7
-------------------------------------------------------------------------------------
EFFECTIVE RATE                                   -         (15.9)%          (22.0)%
=====================================================================================

The Company has a net operating loss carryforward of approximately $25 million which expires in 2011 and 2012.

11.   STOCK OPTIONS

A total of 2,100,000 shares of common stock are reserved for issuance under the 1992 Stock Option Plan and Directors Stock Option Plan (the "Plans"). The exercise price of the options granted under the Plans must equal at least the fair market value of the Company's common stock on the date of the grant. The options granted under the Plans generally vest annually at 25% on each of the first four anniversaries of the grant date, and expire ten years after the grant date.

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share amounts would have been the pro forma amounts indicated below in thousands (except per share amounts):

                                            1997              1996             1995
-------------------------------------------------------------------------------------
Net loss - as reported                  $ (20,676)       $   (7,751)     $      (981)
Net loss - pro forma                      (21,140)           (8,251)          (1,116)
Net loss per share - as reported            (3.15)            (1.20)           (0.15)
Net loss per share - pro forma              (3.22)            (1.28)           (0.17)
=====================================================================================

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 65%, 60% and 54%; risk-free interest rate of 6.0%, 5.6% and 5.4% and expected lives of 4.0 years, 2.5 years and 2.5 years.

The effects of applying SFAS No. 123 in the above pro forma disclosure are not necessarily indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and the Company anticipates that options will be granted in future years.

A summary of the status of the Company's stock options is as follows:

                                                                 Weighted-Average
                                             Shares              Exercise Price
-------------------------------------------------------------------------------------
Outstanding at January 1, 1995               689,449          $     6.94
Granted                                      200,000                5.20
Expired                                      (30,500)              (7.05)
Exercised                                    (30,426)              (3.62)
-------------------------------------------------------------------------------------

Outstanding at December 31, 1995             828,523                6.64
Granted                                      735,200                3.77
Expired                                     (128,000)             (11.93)
-------------------------------------------------------------------------------------

Outstanding at December 31, 1996           1,435,723                4.70
Granted                                      283,600                3.47
Expired                                     (411,000)               3.87
-------------------------------------------------------------------------------------

OUTSTANDING AT DECEMBER 31, 1997           1,308,323                3.99
=====================================================================================


The weighted-average grant date fair value of options during 1997, 1996 and 1995 was approximately $1.88, $1.24 and $1.43, respectively.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


Options exercisable at year-end, together with the weighted-average exercise price, are summarized as follows:


       1997                           1996                      1995
-------------------          ---------------------      --------------------
Shares      Price            Shares          Price     Shares          Price
----------------------------------------------------------------------------

664,623     $ 5.07           456,523        $ 5.52     343,147        $ 5.12
============================================================================


The following tables summarize information regarding stock options outstanding and exercisable at December 31, 1997:


                                        Options Outstanding
                               ------------------------------------
   Range of                                  Weighted Average            Weighted Average
Exercise Prices                Number    Remaining Contractual Life    Exercisable Price
-----------------------------------------------------------------------------------------
$ 2.82 -  3.36                 435,691                 7 years             $ 3.20
$ 3.61 -  4.95                 592,632                 8 years               3.96
$ 5.47 -  6.20                 170,000                 7 years               5.71
$10.00 - 12.28                 110,000                 6 years              10.95
-----------------------------------------------------------------------------------------

                             1,308,323                 7 years             $ 3.99
=========================================================================================



                                                 Options Exercisable
                                         ---------------------------------------
   Range of                                                     Weighted Average
Exercise Prices                          Number                 Exercise Price
-------------------------------------------------------------------------------------
$ 2.82 -  3.36                          236,065                 $   3.13
$ 3.61 -  4.95                          234,308                     4.29
$ 5.47 -  6.20                           85,000                     5.76
$10.00 - 12.28                          109,250                    10.88
-------------------------------------------------------------------------------------
                                        664,623                 $   5.07
=====================================================================================

In addition to the above, the Company has a warrant outstanding held by a shareholder that entitles the holder to purchase 83,117 shares of common stock at $3.19 per share. The warrant, which may be exercised at any time in whole or in part, expires in the year 2002.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

12.   COMMITMENTS AND CONTINGENCIES

The Company has employment contracts with certain of its officers and stockholders for remaining terms of up to three years providing for compensation, excluding performance bonuses, aggregating $1.3 million at December 31, 1997.

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters relating to compliance reviews conducted by one of its largest third-party payors. The ultimate effect, if any, of these compliance reviews can not be determined at this time and no liability has been accrued by the Company.

During 1996, the Company received notification from the Internal Revenue Service
(IRS) proposing adjustments to the Company's federal income taxes totalling approximately $3.3 million for the years 1991 - 1994. The proposed adjustments related to the timing of certain bad debt deductions, claim expense accruals and the deductibility of certain "sign-on" bonuses and non-compete payments made in connection with an acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

There can be no assurance that the Company will resolve this dispute with the IRS in a manner favorable to the Company. The failure to resolve this dispute with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial condition, including working capital, and results of operations of the Company. While management believes its liability relating to these matters, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of this dispute with the IRS involves a number of uncertainties, including those inherent in interpreting and applying Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

During 1997, a complaint was filed against a subsidiary of the Company involving a dispute related to services provided under a Primary Provider Agreement. The Company's subsidiary has filed a counterclaim asserting the other entity breached the Primary Provider Agreement. Damages have yet to be quantified by either party relating to this matter. The accompanying 1997 financial statements include a receivable of approximately $500,000 relating to past services rendered by the Company's subsidiary for which they expect payment from the other party. Management of the Company intends to vigorously defend its position and believes the receivable recorded from the entity will be paid.

During 1997, the Company had a civil judgment rendered against it in an amount of approximately $500,000, plus interest. The litigation was based upon a dispute relating to the calculation and payment of the purchase price for a 1992 acquisition by the Company of a laboratory. The Company has filed an appeal and anticipates a favorable outcome; as a result, no liability has been accrued in the accompanying financial statements.

The Company is also a defendant and plaintiff in various other lawsuits. While it is not feasible to predict or determine the outcome of any of these cases, it is the Company's opinion that the outcome of this litigation will have no material adverse effect on the Company's financial position.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                                                     SCHEDULE II
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                                  (IN THOUSANDS)



================================================================================

Column A                                  Column B         Column C - Additions            Column D       Column E
-------------------------------------------------------------------------------------------------------------------


                                           Balance     Charges to        Charges to       Additions        Balance
                                      at Beginning      Costs and    Other Accounts     (Deductions)        at End
Description                              of Period       Expenses          Describe     Describe (A)     of Period
-------------------------------------------------------------------------------------------------------------------

Allowance for contractual
  adjustments and doubtful
  accounts:

  Year Ended December 31:
    1997                            $        8,157     $    4,183    $            -     $      (366)    $   11,974
    1996                                     9,239          4,141                 -          (5,223)         8,157
    1995                                     9,517          4,489                 -          (4,767)         9,239


-------------------------------------
(A) Write-offs charged to reserve

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 31, 1996, the Audit Committee of the Company's Board of Directors of determined not to retain the firm of Coopers & Lybrand LLP to audit the Company's financial statements for the year ended December 31, 1996. Coopers & Lybrand LLP had been the Company's principal accountants for the purpose of auditing its financial statements since the organization of the Company. On December 31, 1996, the Company engaged the accounting firm of BDO Seidman, LLP as its principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1996. The information required by Item 304 of Regulation S-K was previously reported in a Current Report on Form 8-K dated January 4, 1997. There were no disagreements with the accountants reported in such Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information is contained under the captions "Nominees For Election As Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            Information is contained under the caption "Executive Compensation" (excluding the Compensation Committee Report and the stock performance graph) in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

            Information is contained under the caption "Information on Securities" and is incorporated herein by reference.

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

(b)      None.

(c) See "Exhibit Index" in this Form 10-K for a description of the exhibits filed with this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       UNIVERSAL STANDARD HEALTHCARE, INC.

                                       By: /s/ Eugene E. Jennings
                                       -------------------------------------
                                       Eugene E. Jennings
                                       President and Chief Executive Officer
Dated March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 1998.

/s/ Eugene E. Jennings                 President, Chief Executive Officer and
-----------------------------------    Director (principal executive officer)
Eugene E. Jennings

/s/ Alan S. Ker                        Vice President, Finance, Chief Financial
-----------------------------------    Officer and Treasurer (principal
Alan S. Ker                            financial and accounting officer)

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

/s/ Thomas R. Donahue                  Director
-----------------------------------
Thomas R. Donahue

/s/ Thomas W. Gorman                   Director
-----------------------------------
Thomas W. Gorman

/s/ P. Thomas Hirsch                   Director
-----------------------------------
P. Thomas Hirsch

/s/ Joseph J. Vadapalas                Director
-----------------------------------
Joseph J. Vadapalas

                                  EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
-----------               -----------

3.1(b) Certificate of Amendment to the Articles of Incorporation of the Company effective August 25, 1997 and Restated Articles of Incorporation of the Company. (19)

3.2(b)         Bylaws of the Company, Amended and Restated August 25, 1997. (19)

4.6 Indenture, dated February 20, 1996, relating to 8.25% Convertible Subordinated Debentures due February 1, 2006, including form of Convertible Subordinated Debenture, table of contents and cross reference sheet. (12)

4.7 Revolving Credit and Loan Agreement dated April 30, 1997 between the Company and its subsidiaries and NBD Bank. (17)

4.7(a) Covenant Waiver Letter dated July 29, 1997 between NBD Bank and the Company and its subsidiaries. (18)

4.7(b) Waiver of Loan Agreement Covenants between National Bank of Detroit and the Company dated November 5, 1997. (19)

4.7(c) First Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated September 26, 1997. (19)

4.7(d) Second Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated November 30, 1997. (1)

4.7(e) Third Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated February 2, 1998. (1)

4.7(f) Fourth Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated March 12, 1998. (1)

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

10.1 Agreement and Plan of Merger and Recapitalization dated as of August 31, 1992. (2)

10.5(f)* Employment Agreement dated as of September 11, 1995 between Lou Gorga and the Company. (10)

10.5(h)* Employment Agreement dated as of March 12, 1996 between Eugene Jennings and the Company, with exhibits. (12)

10.6(a)(1)*    1992 Stock Option Plan (as amended and restated August 25, 1997).
               (19)

10.6(b)*       1994 Performance Stock Option - Executive Officer. (7)

10.6(d)*       Incentive Stock Option - Executive Officers, as amended. (12)

10.6(e)(1)*    Incentive Stock Option Award Program. (14)

10.6(f)* Employee Stock Purchase Plan (as amended and restated August 25, 1997). (19)

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

10.7 Stockholders Agreement dated June 28, 1991, by and among Elan Holdings Corp. and certain shareholders. (2)

10.8           Registration Rights Agreement among Elan Holdings Corp.
               and certain shareholders. (2)

10.9 Stock Purchase Warrant dated June 18, 1992 granted to WestSphere Funding, Ltd. (2)

10.10* USML, Inc. Tax Deferred Savings Plan and Trust Agreement of the Company. (2)

10.10(a)*      Amendment No. 1 to the Equitable Life Assurance Society of the
               United States Defined Contribution Plan and Trust Basic Plan
               Document No. 03.  (16)

10.10(b)*      Second Amendment to the USML Tax Deferred Savings And Trust Plan.
               (16)

10.10(c)*      Third Amendment to the USML, Inc. Tax Deferred Savings Plan. (16)

10.10(d)*      Fourth Amendment to the USML, Inc. Tax Deferred Savings Plan and
               Trust Agreement. (16)

10.10(e)*      Fifth Amendment to the USML, Inc. Tax Deferred Savings Plan and
               Trust Agreement, effective August 4, 1997. (19)

10.11(b) Form of Lease Agreements by and between WRJ Company, JWJ Company and the Company (formerly LCM/Universal Standard, Inc.) (2)

10.11(d) Lease Agreement dated as of November 18, 1994 between Jan-Jo Development Corporation and the Company. (7)

10.11(d)(1)    First Amendment to Lease, dated as of April 3, 1995, between
               Jan-Jo Development Corporation and the Company. (11)

10.11(d)(2)    Second Amendment to Lease, dated October 19, 1995, between
               Jan-Jo Development Corporation and the Company. (11)

10.11(d)(3)    Third Amendment to Lease, dated November 14, 1995, between
               Jan-Jo Development Corporation and the Company. (11)

10.11(d)(4)    Acknowledgment Agreement to Lease, dated November 16,
               1996, between Jan-Jo Development Corporation, the Company and Wispark Corporation. (11)

10.11(d)(5)    Fourth Amendment to Lease, dated December 15, 1995, between
               Jan-Jo Development Corporation and the Company. (11)

10.14 Management Advisory and Consulting Services Agreement dated as of June 28, 1991 between WestSphere Capital Associates, L.P. and the Company. (2)

10.20* Non-Qualified Stock Option Agreement, dated May 31, 1992, with Alan Ker. (3)

10.22* Non-Qualified Stock Option Agreement, dated February 13, 1992, with Robert DeCresce. (3)

10.23* Non-Qualified Stock Option Agreement, dated June 24, 1992, with Anthony Bonelli. (3)

10.24* Non-Qualified Stock Option Agreement, dated April 13, 1993, with Robert DeCresce, M.D. (5)

10.25* Non-Qualified Stock Option Agreement, dated April 13, 1993, with Anthony Bonelli. (5)

10.26(b)*      Directors Stock Option Plan (as amended and restated August 25,
               1997). (19)

10.27*         Executive and Key Manager Compensation Plan. (14)

10.28* Employment Agreement between Universal Standard Medical Laboratories, Inc. and Alan S. Ker dated August 4, 1998. (19)

10.29* Employment Agreement between Universal Standard Medical Laboratories, Inc. and Perry C. McClung dated June 28, 1997.
               (19)**

10.30          Form of Executive Non-Competition and Restrictive Covenant
               Agreement. (19)

10.31* Universal Standard Medical Laboratories, Inc. Agreement for Incentive Stock Option Award Program Incentive Stock Option Agreement for Alan Ker dated September 27, 1996. (19)

10.32*         Executive Form of Universal Standard Medical Laboratories, Inc.
               Agreement for Incentive Stock Option Award Program Incentive/ NonQualified Stock Option Agreement for Alan Ker dated September 27, 1996. (19)

10.33* Universal Standard Medical Laboratories, Inc. Agreement for Incentive Stock Option Award Program Incentive Stock Option Agreement for Perry McClung dated May 14, 1997. (19)

10.35*         Employment Letter Agreement with Imtiaz Sattaur dated April 11,
               1997. (1)

21.1           Subsidiaries of the Company. (1)

23.1           Consent of BDO Seidman, L.L.P. (1)

27             Financial Data Schedule (EDGAR version only)  (1)

* Management contract or compensatory plan or arrangement.

**Portions of Attachment A to this Agreement were filed separately with the Commission pursuant to Rule 24b2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.