Form 10-K405/A
period 1997-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1998-04-30
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates (2,579,486 shares on March 4, 1998) was $5,481,408. For purposes of this computation only, all directors, executive officers and owners of more than 5% of the Registrant's voting stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 6,569,513 shares of Common Stock outstanding as of March 4, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth information with respect to the members of the Board of Directors regarding the individual's age, principal occupation, other business experience, directorships in other publicly-held companies and term of service with the Company.

         DIRECTORS WHOSE TERMS EXPIRE IN 1998

         EDUARDO BOHORQUEZ, PH.D, 51, Dr. Bohorquez has been a director of the Company since its organization. He has been the President and Chief Executive Officer of WestSphere Capital, Inc. ("WCI") and the Chief Executive Officer of WestSphere Capital Associates, L.P. ("WCA") each an investment firm, since their organization in 1989. From August 1986 to May 1989, he was employed by Ehrlich Bober and Co., Inc., an investment banking company, as a Managing Director, and from January 1980 to July 1986 he was employed by The Chase Investment Bank, the investment banking subsidiary of The Chase Manhattan Bank, N.A., as a Managing Director of the Corporate Finance Group. Dr. Bohorquez holds a Ph.D in Finance from the University of Wisconsin.

         JOSEPH J. VADAPALAS, 43, Mr. Vadapalas has been a director of the Company since its organization. He has been an Executive Vice President of WCI and a Managing Director of WCA since their organization in 1989. From August 1986 to May 1989, he was employed by Ehrlich Bober & Co., Inc. as a director. From September 1982 to August 1986, he was employed by The Chase Investment Bank, the investment banking subsidiary of The Chase Manhattan Bank, N.A., as a director.

         DIRECTORS WHOSE TERMS EXPIRE IN 1999

         ANTHONY A. BONELLI, 47, Mr. Bonelli has been a director of the Company since June 1992. In January 1998, Mr. Bonelli was appointed Chief Operating Officer of Vita Quest, International, Inc. ("Vita Quest"), a custom developer, manufacturer and marketer of vitamins and nutritional supplements, and was appointed President of Vita Quest's Garden State Nutritional Division and President of Windmill Consumer Products Division. Previously, he served as President and Chief Operating Officer of Neuman Distributors, Inc., a wholesale distributor of pharmaceutical products, from August 1995 until December 1997. Mr. Bonelli served as President and Chief Operating Officer for Copley Pharmaceutical, Inc., a worldwide developer and manufacturer of off-patent generic prescription and over the counter pharmaceuticals, from June 1993 until November 1994. From September 1989 until June 1993, Mr. Bonelli was Vice President, Institutional Health Care Strategic Business Unit, for Parke-Davis, a division of the Warner-Lambert Company, a worldwide pharmaceutical and consumer products corporation, and prior to that served as Director of Marketing of Parke-Davis from August 1987 until September 1989. From February 1986 to August 1987, Mr. Bonelli held various positions with Schering-Plough Corporation, a pharmaceutical manufacturer, including Director, Trade Development. Mr. Bonelli holds a law degree from the University of San Francisco and an M.B.A. from Rutgers University.

         ROBERT P. DECRESCE, M.D., 48, Dr. DeCresce has been a director of the Company since June 1992. He has been the Director of Clinical Laboratories for Rush-Presbyterian/St. Luke's Medical Center in Chicago, Illinois since July 1991. From 1987 to 1991, he was the Chief of Pathology of Humana Hospital-Michael Reese in Chicago, Illinois. From 1983 to 1987, he was Vice President for MetPath Incorporated, a division of Corning, Inc. Dr. DeCresce received an M.D. from Columbia University College of Physicians and Surgeons in 1975 and an M.B.A. from Columbia University in 1977.

         THOMAS W. GORMAN, 38, Mr. Gorman has been a director of the Company since November 1992. He has been a senior investment manager at Signal Capital Corporation, a Massachusetts-based investment firm since April 1991. Mr. Gorman also served as an investment manager at Signal from January 1990 to April 1991 and as Assistant Treasurer at Signal from May 1988 to January 1990. From June 1987 to May 1988, Mr. Gorman served as Manager, Corporate Finance, at General Motors Corporation.

         WCI and its affiliates and certain of the Company's other shareholders have agreed to vote their shares for the election of Mr. Gorman at the request of Signal Capital Corporation pursuant to a certain Stockholders Agreement dated June 28, 1991. Such right of Signal Capital Corporation expires upon the earlier to occur of June 27, 2001 and the date on which Signal Capital Corporation no longer holds at least 5% of the Common Stock.

         DIRECTORS WHOSE TERMS EXPIRE IN 2000

         THOMAS R. DONAHUE, 36, Mr. Donahue has been a director of the Company since its organization. He has been a principal of WCA since November 1992 and was a director of WCA from the time of its organization in 1989 until November 1992. Mr. Donahue has served as Executive Vice President of WestSphere Equity Investors, L.P., an affiliate of WCA, since January 1996. From July 1988 to May 1989, he was employed by Ehrlich Bober & Co. Inc., an investment banking firm, as a Senior Associate.

         P. THOMAS HIRSCH, 47, Mr. Hirsch has been a director of the Company since October 1994. Mr. Hirsch has served as President and Chief Executive Officer of Path Lab, Inc., a New England hospital-based clinical laboratory company, since June 1984. From October 1985 until June 1994, Mr. Hirsch was also the President and Chief Executive Officer of Diagnostic Laboratory Services, Inc., a clinical laboratory company based in Hawaii. Mr. Hirsch has over 18 years of managerial experience in the health care industry.

         EUGENE E. JENNINGS, 44, Mr. Jennings has been Chairman of the Board, President and Chief Executive Officer since April 1996. From November 1991 to March 1996, Mr. Jennings served in various managerial capacities for AMSCO International, Inc., a manufacturer of medical and industrial infection control and surgical care equipment and provider of biomedical services, and most recently as Corporate Vice President - International and Bio-Technology and Pharmaceutical Businesses. Mr. Jennings served as Vice President and General Manager of Stryker Corporation, a manufacturer of endoscopic medical devices, during 1990 and 1991 and has more than 16 years of senior executive managerial experience in the health care industry.

EXECUTIVE OFFICERS

         The executive officers of the Company as of April 29, 1998 are listed and described below. Executive officers serve at the discretion of the Board of Directors.

         NAME                       AGE     POSITION
         Eugene E. Jennings         44      Chairman of the Board, President, Chief Executive Officer and
                                            Director


         Robert J. Helbling         52      Vice President and Chief Operating Officer of Universal Diagnostics

         Alan S. Ker                46      Vice President, Finance, Chief Financial Officer, Treasurer and
                                            Assistant Secretary

         Perry C. McClung           61      Executive Vice President and President of Universal Standard
                                            Healthcare of Delaware, Inc.



         Imtiaz H. Sattaur          35      Vice President - Chief Information Officer


         Mr. Jennings' business experience is described under "Directors Whose Terms Expire in 2000."

         Mr. Helbling has been Vice President and Chief Operating Officer of Universal Diagnostics, the Company's laboratory division, since February 1998. Prior to joining the Company, Mr. Helbling served as Vice President, Distribution, of St. Jude Medical, Inc., a medical device company, from January 1996 to December 1997 and as President of Cardiac Assist, a division of St. Jude Medical, Inc., from May 1992 to December 1995. Mr. Helbling was employed by Surgitek, a division of Bristol-Myers Squibb, as President from 1986 to 1992 and as Vice President of Operations from 1984 to 1986. Surgitek sells implantable surgical devices to urologists and plastic surgeons.

         Mr. Ker has served as Vice President, Finance, and Chief Financial Officer of the Company since July 1991 and was appointed Assistant Secretary in March 1995. Mr. Ker was appointed Treasurer of the Company in June 1992. Prior to joining the Company, Mr. Ker had been the Western Regional Controller of Damon Corporation, a nationally-based clinical laboratory, since January 1985. From 1980 through December 1984, Mr. Ker was the Controller for the United States operations of MDS Health Group, Inc., a worldwide clinical laboratory.

         Mr. McClung has been Executive Vice President of the Company and President of the Company's principal managed care subsidiary since June 1991. Prior to joining the Company, Mr. McClung served as Vice President of Marketing of MML, Inc., the Company's Predecessor, from 1984 to May 1991. From 1968 to 1983, Mr. McClung served in various positions, including Vice President of Auto National Marketing, with Michigan Blue Cross/Blue Shield.

         Mr. Sattaur has been Vice President - Chief Information Officer of the Company since joining the Company in May 1997. Prior to joining the Company, Mr. Sattaur was employed by RiskAlert, Inc, a national risk/quality software and information consulting company and a subsidiary of the Aon Corporation, an insurance brokerage company, as President, from January 1993 to January 1997 and as Vice President/ National Director from February 1991 through January 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since January 1, 1997, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during 1997, except as previously reported.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND CERTAIN TRANSACTIONS

         Joseph Vadapalas, Eduardo Bohorquez, Robert DeCresce and Thomas Hirsch served on the Compensation Committee of the Board of Directors of the Company during 1997. None of these individuals was an employee of the Company during 1997.

         Pursuant to the terms of a management advisory and consulting agreement between WCA and the Company which terminated in December 1992, the Company has an outstanding obligation to WCA in the amount of approximately $395,000. In addition, in March 1998, 219,175 shares of Common Stock beneficially owned by affiliates of WCA and WCI were pledged to a bank as security for the Company's bank line of credit in connection with an amendment of the bank line of credit agreement. WCA is a 5% Owner and is controlled by WCI. Dr. Bohorquez is the chief executive officer of WCA and Mr. Vadapalas is a managing director of WCA.

EXECUTIVE COMPENSATION

Summary

         The following table provides summary information for the periods indicated concerning compensation paid or accrued by the Company and its subsidiaries to the Company's Chief Executive Officer and its three other executive officers serving as such as of December 31, 1997 who earned more than $100,000 in salary and bonus during 1997 (the "Named Officers").


                                                      Long Term
                                                     Compensation
                                                        Awards
                                                        ------
                           Annual Compensation        Securities
                           -------------------        Underlying       All Other
Name and                            Salary   Bonus    Options/SARs      Compensation
Principal Position         Year        ($)     ($)          (#)             $(a)
------------------         ----     ------   -----    -------------     ------------
Eugene Jennings            1997    $256,450  $     -      75,000         $ 88,643
Chairman of the            1996     174,452   93,750     300,000           17,930
Board, President
and Chief Executive
Officer (b)

Perry McClung              1997     156,197        -      40,000           75,854
Executive                  1996     145,455        -      85,000 (c)          842
Vice President             1995     133,890        -      10,000              540

Alan Ker                   1997     141,911        -      20,000              553
Vice President,            1996     133,600        -     120,000(c)           548
Finance, Treasurer,        1995     130,703        -      10,000              122
Chief Financial
Officer

Lou Gorga                  1997     127,026        -           -              489
Former Vice President      1996     123,273        -      80,000(c)           321
 and Chief Operating       1995      46,406               60,000           13,000
Officer(d)

(a) Amounts in 1997 represent premiums paid by the Company for term life insurance policies purchased for such officers. Mr. Jennings' amount also includes $87,948 in reimbursements for temporary housing, real estate commissions, moving expenses and the loss on the sale of his former home incurred in connection with his relocation to Michigan. In addition, Mr. McClung received a payment of $75,000 in connection with a covenant not to compete contained in his June 1996 employment agreement and continued in his June 1997 employment agreement.

(b) Mr. Jennings joined the Company as Chairman of the Board, President and Chief Executive Officer in April 1996.

(c) Amounts include 40,000, 85,000 and 80,000 options held by Messrs. Gorga, McClung and Ker, respectively, granted prior to 1996 and repriced during 1996.

(d) No longer an executive officer of the Company effective January 19, 1998.


         The following table sets forth information concerning stock option grants during 1997 to the Named Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable
                                              Individual Grants                         Value at Assumed
                                              -----------------                         Annual Rates of
                          Number of         % of Total                                  Stock Price
                         Securities       Options/SARs    Exercise                      Appreciation for
                         Underlying        Granted to     or Base                       Option Term (a)
                        Options/SARs      Employees in     Price        Expiration      ---------------
Name                     Granted (#)       Fiscal Year     ($/sh)          Date          5%         10%
----                     -----------       -----------    -------          ----          --         ---
Eugene Jennings          75,000(b)           31%            3.94          3/12/07       481,338        766,451

Perry McClung            40,000(c)           17%            3.14          5/14/07      204, 589        325,774

Alan Ker                 20,000(d)            8%            3.10         11/11/07       100,991        160,812

Lou Gorga                     -               -                -                -             -              -


(a) Represents the value of such option at the end of its 10 year term (without discounting to present value), assuming the market price of the Common Stock appreciates from the exercise price beginning on the grant date at an annually compounded rate of 5% or 10%. These amounts represent assumed rates of appreciation only. Actual gains, if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the amount reflected in this table will be achieved. On April 1, 1998, the closing market price of the Common Stock was $2.50 which was below the respective prices of all the options indicated in the table. Hence, if exercised as of April 1, 1998, none of such options would have any value.

(b) These options were granted under the 1992 Stock Option Plan and become exercisable in cumulative annual installments of 25% on each of the first four anniversaries of the grant date, subject to Mr. Jennings' continued employment with the Company.

(c) One half of the options were Turn-Around Incentive Options and one half were High Growth Incentive Options. The terms of the Turn-Around Incentive Options were as follows: one-third were to vest based upon the achievement of corporate goals, one-third upon achievement of divisional goals and one-third upon achievement of individual goals, provided that none would vest if the optionee did not achieve his individual goals, unless the Stock Option Committee otherwise approved of such vesting. The terms of the High Growth Incentive Options were as follows: The High Growth Incentive Options would have vested December 31, 1997 if the Company achieved the 1997 operating plan approved by the Board of Directors as follows: the number of High Growth Incentive Options equal to the number of Turn-Around Incentive Options which vested June 30, 1997 would vest, or if no Turn-Around Incentive Options vested because the optionee failed to achieve his individual goals by June 30, 1997, then one-half of the High Growth Incentive Options would vest if the optionee had met his individual goals by December 31, 1997. Vested options would have become exercisable in four equal annual installments beginning one year from their vesting date. Six thousand of the Turn-Around Incentive Options vested June 30, 1997 and are exercisable in annual increments of 25% beginning June 30, 1998. The remaining 34,000 options expired in 1997.

(d) These options, which were granted November 11, 1997, vest and become exercisable in four equal annual installments beginning one year from the grant date, subject to Mr. Ker's continued employment with the Company.

         The following table provides information with respect to unexercised options held as of the end of 1997 by the Named Officers. There were no options exercised by the Named Officers during 1997.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

                                    Number of Securities             Value of Unexercised
                                    Underlying Unexercised             In-the-Money
                                    Options/SARs at                    Options/SARs
                                    Fiscal Year-End(#)                at Fiscal Year-End ($)(a)
                                    ------------------                -------------------------
Name                         Exercisable        Unexercisable        Exercisable    Unexercisable
----                         -----------        -------------     ---------------   -------------
Eugene Jennings               75,000            300,000                  0              0
Perry McClung                 37,500             43,500                  0              0
Alan Ker                      47,713             63,500                  0              0
Lou Gorga                     30,000             30,000                  0              0

(a) Represents the total gain which would have been realized if all options were exercised at December 31, 1997. The closing market price at December 31, 1997 was $2.13.

Employment Agreements

         The Company has employment agreements with each of the Named Officers. These agreements are described below.

         The employment agreement of Mr. Jennings expires on March 12, 1999 and provides for an annual salary (subject to adjustment for inflation) of $250,000. In connection with the commencement of his employment, the Company also agreed to reimburse Mr. Jennings for certain costs and expenses relating to his relocation to the State of Michigan, including temporary housing, travel, moving expenses, real estate commission and real estate closing costs, and for taxes imposed on such reimbursements. Mr. Jennings' employment agreement also provides for a performance bonus plan for the years 1996 through 1998. Under the 1998 performance bonus plan, Mr. Jennings will be eligible to earn up to 100% of his base salary for each such year as a bonus upon the achievement of certain performance objectives for 1998. The potential bonus earned under the bonus plan for 1998 is a direct function of the percentage of the Company's operating plan achieved during the plan year. The operating plan for 1998 is the Company's operating plan for such year as mutually agreed upon by the Board of Directors and Mr. Jennings. The term of the Employment Agreement will extend automatically for successive terms of one year unless, at least six months prior to the then current expiration date, the Company gives notice of its intent not to extend the term. Upon termination of employment by the Company without cause, Mr. Jennings generally will be entitled to receive his salary and certain benefits for a period of twelve months. Upon termination of employment by the Company for cause or as a result of Mr. Jennings' death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Jennings' salary will cease.

         The employment agreement of Mr. Gorga was to expire on December 31, 1998 and provided for an annual salary (subject to adjustment for inflation) of $125,000. Upon commencement of his employment in September 1995, Mr. Gorga also received a payment of $13,000 in connection with his relocation to the State of Michigan. The contract term was to extend automatically for successive terms of one year unless, at least six months prior to the then current expiration date, the Company gave notice of its intent not to extend the term. Upon termination of employment by the Company without cause, Mr. Gorga generally would have been entitled to receive his salary and certain benefits for a period of the lesser of six months following the date of his termination or the remaining term of the employment agreement at the rate in effect as of the date of termination. Upon termination of employment by the Company for cause or as a result of Mr. Gorga's death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Gorga's salary would have ceased. Mr. Gorga's employment terminated on

January 19, 1998, and Mr. Gorga will be paid six months of salary and certain benefits.

         The employment agreement of Mr. McClung expires no later than December 31, 2000 and provides that during the first year of the employment period, which began June 28, 1997 and ended December 31, 1997, Mr. McClung would receive a pro rata portion of an annual salary equal to $159,000; during 1998, Mr. McClung will receive an annual salary of $159,000; during 1999, Mr. McClung will receive an annual salary of $134,000; and during 2000, Mr. McClung will receive a mutually agreed upon annual salary. If the Company and Mr. McClung are unable to agree on Mr. McClung's salary during 2000, Mr. McClung's employment with the Company shall terminate, effective January 1, 2000, and Mr. McClung shall instead serve as a consultant to the Company during 2000 and shall receive a monthly consulting fee based upon managed care revenue which will not exceed $6,222. During the employment period (but not the consulting period), Mr. McClung is eligible to participate in the same benefit plans as other executive officers. Mr. McClung participated in the Executive and Key Manager Compensation Plan for 1997 and is eligible to receive a one-time bonus during the employment period if managed care revenue from certain accounts exceeds stated thresholds. In addition, as consideration for his covenant not to compete with the Company for five years after termination of employment, Mr. McClung will receive $125,000 (part of which was paid in January 1997 and the remainder of which was due on or before January 1, 1998 but has not been paid). Upon termination of employment without cause during the employment period, Mr. McClung, is entitled to receive his salary (reduced by earnings from subsequent employment or otherwise) for nine months after termination of employment or until the end of the employment period, whichever is less. Except for the bonus and non-compete payment, the Company has no obligation to make further payments if employment is terminated for cause or due to death, disability or resignation.

         The employment agreement of Mr. Ker expires on December 31, 1999 and provides for an annual salary (subject to adjustment for inflation) of $153,000. Mr. Ker is eligible to participate in the same benefit and bonus plans as other executive officers. Upon termination of employment by the Company without cause, Mr. Ker generally will be entitled to receive his salary and benefits for a period of nine months. Upon termination of employment by the Company for cause or as a result of Mr. Ker's death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Ker's salary will cease.

         In addition, the stock option agreements with Messrs. Jennings, McClung, Ker and Gorga provide that such options become immediately exercisable in full upon a change of control of the Company and, in certain cases, upon termination without cause.

Director Compensation

         During 1997, the non-employee directors were not paid any cash compensation for their services as members of the Company's Board of Directors and were only reimbursed for travel and related expenses.

         The Directors Stock Option Plan (the "Directors Plan") provides for the making of stock option grants to directors who are not employees of the Company or its subsidiaries and who are not 5% Owners or employees, officers or affiliates of a 5% Owner. Eligible directors who are first elected to the Board after March 1995 will receive an initial grant of an option to purchase 15,000 shares in addition to annual grants during the term of the Directors Plan at an exercise price equal to the fair market value per share of the Common Stock on the grant date (as calculated under the Directors Plan). In addition, on the date of each annual meeting during the term of the Directors Plan, each eligible director will receive an option to purchase 10,000 shares at a price equal to the fair market value per share of the Common Stock on the grant date (as calculated under the Directors Plan). Messrs. Bonelli and Hirsch and Dr. DeCresce each received an option to purchase 10,000 shares at $3.61 per share during 1997 under the Directors Plan. All options granted under the Directors Plan become exercisable in equal annual installments on each of the first four anniversaries of the grant date or immediately upon a "change of control" or "involuntary removal" from the Board of Directors (as such terms are defined in Directors Plan).

ITEM 12. SECURITIES OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT


         The following table set forth information as of April 1, 1998, unless otherwise indicated, with respect to the beneficial ownership of Common Stock by each director and nominee, each executive officer named in the Summary Compensation Table under "Item 11 - Executive Compensation," all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (each, a "5% Owner").

                                                                           Number                 Percent
      Name(a)                                                           of Shares(b)            of Class(c)
                                                                        ------------            -----------
Eduardo Bohorquez                                                       2,480,515 (d)              37.3
Anthony A. Bonelli                                                         37,747 (e)                 *
Robert P. DeCresce                                                         45,747 (f)                 *
Thomas R. Donahue                                                               0                     -
Thomas W. Gorman                                                          584,899 (g)               8.9
P. Thomas Hirsch                                                           25,000 (h)                 *
Eugene E. Jennings                                                        173,750 (i)               2.6
Joseph J. Vadapalas                                                     2,480,515 (d)              37.3
Lou Gorga                                                                  30,000 (j)                 *
Alan S. Ker                                                                55,078 (k)                 *
Perry C. McClung                                                          139,863 (l)               2.1
Anixter Corporation                                                       774,899 (m)              11.8
The Kaufmann Fund, Inc.                                                 1,842,857 (n)              23.9
Portfolio Investment Company Limited                                    2,178,223 (o)              33.2
WestSphere Capital, Inc                                                 2,480,515 (d)              37.3
WestSphere Capital Associates, L.P.                                     2,480,515 (d)              37.3
All current directors and executive officers as a group
(12 persons)                                                            3,547,599 (p)              50.6

------------
*   Less than one percent
(a)      The address of each of WestSphere Capital Associates, L.P. ("WCA"), 55
         E. 59th Street, 13th Floor, New York, New York 10017, WestSphere Capital, Inc. ("WCI") and Messrs. Bohorquez, Vadapalas and Donahue is c/o WCA, 55 E. 59th Street, 13th Floor, New York, New York 10017. The address of Portfolio Investment Company Limited ("PICL") is P.O. Box 309, 63 SMB, Grand Cayman, Cayman Islands, B.W.I. The address of Mr. Gorman and Signal Capital Corporation is 55 Ferncroft Road, Danvers, Massachusetts 01923. The address of Anixter Corporation is Two North Riverside Plaza, Chicago, Illinois 60606. The address of The Kaufmann Fund, Inc. is 140 E. 45th Street, 43rd Floor, New York, New York 10017.

(b) The column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule l3d-3 of the Securities and Exchange Commission ("SEC"), including shares issuable under options or warrants exercisable currently or within 60 days of April 1, 1998 or upon conversion of the Company's 8.25% Convertible Subordinated Debentures Due 2006 ("Debentures"). Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the following footnotes.

(c) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person under stock options or warrants exercisable currently or within 60 days of April 1, 1998 or upon conversion of Debentures owned by such person are considered outstanding and added to the shares of Common Stock actually outstanding.

(d) Information is based on a Schedule 13D filed by PICL and certain related entities on September 30, 1996. Amount includes 2,178,223 shares owned by PICL, as well as 219,175 shares and a currently exercisable warrant for 83,117 shares which shares and warrants are owned by certain other affiliates of WCA and WCL. Pursuant to certain management agreements, WCA has the authority to direct the voting power of the shares of the Company owned by these entities. WCI is the general partner of WCA and therefore may also be deemed to be the beneficial owner of such shares. WCA and WCI disclaim this beneficial ownership. Messrs. Bohorquez and Vadapalas are principals of WCA and directors of WCI and therefore may be deemed to be beneficial owners of such shares. Messrs. Bohorquez, Donahue and Vadapalas disclaim beneficial ownership of these shares. A pledge of 219,175 of these shares was made to a bank as security for the Company's line of credit.

(e)      Includes 37,747 shares which may be acquired pursuant to stock options.

(f) Includes 42,747 shares which may be acquired pursuant to stock options and 3,000 shares owned by Dr. DeCresce's minor sons as to which shares Dr. DeCresce disclaims beneficial ownership.

(g) Includes 584,899 shares owned by Signal Capital Corporation for which Mr. Gorman is a senior investment manager. Excludes 190,000 shares owned by Anixter International Inc., the parent corporation of Signal Capital Corporation. Mr. Gorman disclaims beneficial ownership of all such shares. See note (m).

(h)      Includes 25,000 shares which may be acquired pursuant to stock options.

(i) Includes 168,750 shares which may be acquired pursuant to stock options.

(j) Includes 30,000 shares which may be acquired pursuant to stock options. All such options have since expired due to Mr. Gorga's termination of employment.

(k) Includes 47,713 shares which may be acquired pursuant to stock options and 7,365 shares as to which Mr. Ker shares beneficial ownership with his spouse.

(l)      Includes 37,500 shares which may be acquired pursuant to stock options.

(m) Information regarding Anixter Corporation is based on the Schedule 13D filed by Anixter Corporation on or about January 31, 1995. Amount includes 190,000 shares owned directly and 584,899 shares owned by its subsidiary, Signal Capital Corporation.

(n) Information regarding The Kaufmann Fund is based on the Schedule 13G filed by the Fund as of December 31, 1995. Includes 1,142,857 shares which may be acquired upon conversion of Debentures.

(o)      Such shares are subject to a management agreement with WCA. See note
         (d). All of such shares are also pledged to secure certain obligations of PICL.

(p) Includes a total of 447,574 shares which may be acquired pursuant to options and warrants. See also footnotes (d) through (l) above. None of the directors or executive officers beneficially own any Debentures.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11 Executive Compensation -- Compensation Committee Interlocks and Certain Transactions".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNIVERSAL STANDARD HEALTHCARE, INC.

By: /s/ ALAN S. KER
-------------------------------------
Alan S. Ker
Vice President Finance, Treasurer and Chief Financial Officer

Dated:  April 29, 1998