Form 10-Q
period 1998-03-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1998-05-15
CIK 889187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998           Commission File Number 34-0-20400



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

Number of shares of common stock, no par value, outstanding as of May 4, 1998:
6,569,513.

                     UNIVERSAL STANDARD HEALTHCARE, INC.

                                      INDEX


                                                                                      Page No.

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                                  3
                  at March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of                                   4
                  Income for the three months ended
                  March 31, 1998 and 1997

                  Condensed Consolidated Statements of                                   5
                  Cash Flows for the three months ended
                  March 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial                              6
                  Statements

Item 2.           Management's Discussion and Analysis of                                8
                  Financial Condition and Results of
                  Operations


Part II.          OTHER INFORMATION                                                     13


Item 6.           Exhibits and Reports on Form 8-K



                        PART 1 - FINANCIAL INFORMATION

Item I. Financial Statements

                     UNIVERSAL STANDARD HEALTHCARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               March 31,      December 31,
                                                                 1998            1997
                                                               --------       -----------
        ASSETS
Current Assets:
  Cash and cash equivalents                                        $939          $1,252
  Accounts receivable, net of allowance for contractual
    adjustments and uncollectible accounts of $9,504
    and $11,974 at March 31, 1998 and
    December 31, 1997, respectively                               9,506           8,488
  Inventory                                                         924             894
  Prepaid expenses and other                                        801             526
                                                                -------         -------
      Total current assets                                       12,171          11,160

Property and equipment, net                                       9,062           8,780
Intangible assets, net                                           18,514          18,713
Other assets                                                      1,578           1,522
                                                                -------         -------

      Total assets                                              $41,324         $40,175
                                                                =======         =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $4,210          $1,039
  Accounts payable                                                6,257           6,360
  Accrued liabilities                                             5,073           6,480
                                                                -------         -------
      Total current liabilities                                  15,540          13,879

Long-term debt, net of current portion                           19,792          20,108
Other liabilities                                                     3               0
                                                                -------         -------
      Total liabilities                                          35,335          33,987
                                                                -------         -------

Common stock, no par; 20,000,000 shares
  authorized; 6,602,950 shares issued and outstanding            32,888          32,889
Retained earnings (deficit)                                     (26,899)        (26,701)
                                                                -------         -------

      Total stockholders' equity                                  5,989           6,188
                                                                -------         -------

        Total liabilities and stockholders' equity              $41,324         $40,175
                                                                =======         =======

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     UNIVERSAL STANDARD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  Three Months Ended
                                                       March 31,
                                                 1998            1997
                                                -------         -------
Net laboratory service revenue:
  Fee-for-service                                $8,791          $9,422
  Managed care                                    6,941           4,080
                                                -------         -------
    Total net revenue                            15,732          13,502

Operating expenses:
  Laboratory                                     10,767           9,081
  Selling, general and administrative             3,230           2,724
  Provision for doubtful accounts                   488             813
  Depreciation                                      680             616
  Amortization                                      256             340
                                                -------         -------
    Total operating expenses                     15,421          13,574
                                                -------         -------
Operating income (loss)                             310             (72)
Interest expense                                    522             416
Other income, net                                   (13)            (17)
                                                -------         -------
Income (loss) before income taxes                  (198)           (471)
Income taxes (benefit)                                0              38
                                                -------         -------
Net income (loss)                                 ($198)          ($509)
                                                =======         =======

Net income per share                             ($0.03)         ($0.08)
Average shares outstanding and
  common equivalent shares                        6,529           6,599


EBITDA                                           $1,247            $883


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     UNIVERSAL STANDARD HEALTHCARE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 1998            1997
                                                                -------         -------
Net cash provided by (used in) operating activities             ($2,099)             $8
                                                                -------         -------
Cash flows from investing activities:
  Purchase of property and equipment                               (213)           (238)
  Restricted cash investment                                          0             (75)
  Other investing activities                                          0               0
                                                                -------         -------
Net cash used in investing activities                              (213)           (314)
                                                                -------         -------

Cash flows from financing activities:
  Payments on long-term debt                                       (294)           (429)
  Long-term/Short-term borrowings                                 2,401               0
  Payments of financing costs                                      (115)            (19)
  Other financing activities                                          7              (3)
                                                                -------         -------
Net cash provided by (used in) financing activities               1,999            (452)
                                                                -------         -------

Net increase (decrease) in cash and cash equivalents               (313)           (757)
Cash and cash equivalents, beginning of period                    1,252           2,227
                                                                -------         -------
Cash and cash equivalents, end of period                           $939          $1,470
                                                                =======         =======


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                       UNIVERSAL STANDARD HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations are not necessarily indicative of the results which may be expected for the full year.

2.  Income Taxes

The effective income tax rate of (0.0%) for the three months ended March 31, 1998 is less than the statutory rate of 34% principally due to the Company's operating loss. Under applicable accounting rules, $67,320 of tax benefits relating to the first quarter 1998 loss could not be recorded in 1998. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

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

4.  Contingencies

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

During 1996, the Company received notification from the Internal Revenue Service
(IRS) proposing adjustments to the company's federal income taxes totaling approximately $3.3 million for the years 1991-1994. The proposed adjustments related to the timing of certain bad debt deductions, claim expense accruals and the deductibility of certain "sign-on" bonuses and non-compete payments made in connection with an acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.

                                                               Three Months Ended
                                                                    March 31,
                                                               1998         1997
                                                               ----         ----

Fee-for-service                                                56.0%        70.0%
Managed care                                                   44.0%        30.0%
                                                              -----        -----
Total net revenue                                             100.0%       100.0%
Laboratory expenses                                            68.4%        67.2%
Selling, general and administrative expenses                   20.5%        20.2%
Provision for doubtful accounts                                 3.1%         6.0%
Depreciation and amortization                                   6.0%         7.1%
                                                              -----        -----
Operating income (loss)                                        98.0%        (0.5%)
Interest expense                                                3.3%         3.1%
Other income, net                                              (0.1%)       (0.1%)
Income taxes                                                    0.0%         0.3%
                                                              -----        -----
Net income (loss)                                              (1.2%)       (3.8%)
                                                              =====        =====
EBITDA*                                                         7.9%         6.6%
                                                              =====        =====
Net cash provided by operating activities**                    (1.3%)         .1%
                                                              =====        =====


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

Net Revenue. The Company's net revenue is generated from managed care programs, with major employers, union and government benefit plans, and from traditional laboratory fee-for-service business. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a covered person's physician of choice and, in some cases, medical equipment and appliances. In the fee-for-service business, the Company charges a fee based upon the type of test requested by the patient's physician.

Total net revenue was $15.7 million in the first quarter of 1998, compared to $13.5 million in the first quarter of 1997. The increase in total net revenue was principally due to increases in the managed care revenues from the General Motor Company contract which started January 1, 1998.

Managed care revenue increased to $6.9 million for the first quarter of 1998 from $4.1 million for the first quarter of 1997, an increase of $2.9 million, or 70.1%. The increase in managed care revenue for the first quarter of 1998 was primarily due to the General Motors Corporation contract and, to a lesser extent, national implementation of Ford Motor Company and Chrysler Corporation laboratory programs beginning January 1, 1998. As a percentage of total net revenue, managed care revenue represented 44% for the first quarter of 1998 and 30% for the first quarter of 1997.

Fee-for-service revenue was $8.8 million for the first quarter of 1998 compared to $9.4 million for the first quarter of 1997. Fee-for-service revenue for the first quarter of 1998 was down 6.7% as compared to the same quarter last year, primarily due to a 13.7% decline in fee-for-service patient visits. The decline in patient visits is principally due to the impact of the Company's previously announced reductions in unprofitable accounts, industry-wide reductions in patient testing orders, the sale of the Company's veterinary laboratory testing business, which did not meet the Company's strategic plan because of its lower revenue per patient visit, and attrition, including retired physicians and physician practices sold to hospitals. The revenue decline was partially offset by an increase in fee-for-service revenue per patient visit, principally due to changes in payor and test mix and reduction of unprofitable accounts.

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

Laboratory Expenses. Laboratory expenses increased from $9.1 million for the first quarter of 1997 to $10.8 million for the first quarter of 1998, an increase of $1.7 million, or 18.6%. This increase is principally due to higher claims expense related to the managed care revenue increase offset by lower laboratory expenses from the Company's reengineering and cost reduction efforts. As a percentage of net revenue, laboratory expenses increased from approximately 67.3% for the first quarter of 1997 to 68.4% for the first quarter of 1998. The Company attributes this increase to higher claims expense related to the increase in managed care revenue, primarily relating to the General Motors Corporation contract.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2.7 million for the first quarter of 1997 to $3.2 million for the first quarter of 1998, an increase of $.5 million, or 18.6%. As a percentage of net revenue, selling, general and administrative expenses increased from 20.2% for the first quarter of 1997 to 20.5% for the first quarter of 1998. These increases are primarily due to increased sales and marketing expenses related to hiring of additional sales personnel for both the Company's managed care and fee-for-service divisions.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased from $.8 million in the first quarter of 1997 to $.5 million in the first quarter of 1998. The decrease of $.3 million, or 40%, was principally due to the decline in fee-for-service revenue and more current accounts receivable aging. As a percentage of net revenue, the provision for doubtful accounts decreased from 6.0% in the year earlier quarter to 3.1% for the current quarter, mainly due to a more current accounts receivable aging.

EBITDA. EBITDA was $1.2 million or 7.9% of net revenue for the first quarter of 1998, compared to $.9 million, or 6.6% of net revenue for the first quarter of 1997. The Company attributes this increase principally to the increase in managed care revenue and the improvement in fee-for-service revenue per patient visit.

Income Taxes. The effective income tax rate of (0.0%) for the three months ended March 31, 1998 is less than the statutory rate of 34% principally due to the Company's operating loss. Under applicable accounting rules, $67,320 of tax benefits relating to the first quarter 1998 loss could not be recorded in 1998. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

Liquidity and Capital Resources

The Company's working capital ratio was .8 to 1.0 at March 31, 1998 and .8 to
1.0 on December 31, 1997. Working capital was ($.4) million at March 31, 1998 and ($2.9) million at December 31, 1997 The 1998 increase in working capital is principally due to an increase in accounts receivable and a reduction in accrued liabilities. Included in cash and cash equivalents at March 31, 1998 is $587,000 in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was ($2,099,000) for the first quarter of 1998 compared to $8,000 for the year-earlier quarter, principally due to payments made on current liabilities and an increase in accounts receivable. Days outstanding in accounts receivable were 82 days at March 31, 1998, compared to 68 days at March 31, 1997. The days outstanding have increased due to slower cash collection of the Company's fee-for-service accounts receivable and, to a lesser extent, increased managed care customer accounts receivable due to the timing of periodic customer payments. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable. The decline in accrued liabilities during the quarter was principally due to reductions in restructuring and reengineering liabilities and accrued compensation liability.

The ratio of debt to capital was 79.3% at March 31, 1998 and 76.3% at December 31, 1997. This increase is principally due to increased borrowings during the first quarter of 1998.

As of March 31, 1998, the Company had a credit facility with a bank, which included a revolving line of credit of $9.5 million, expiring on September 30, 1999, a $2.5 million letter of credit facility expiring on September 30, 1998, and a $3 million term loan incurred in March 1998 payable on July 15, 1998. All available borrowings under the revolving line of credit were outstanding at March 31, 1998. The available borrowings under the revolving line of credit are reduced by a $1 million letter of credit issued by the bank as an appeal bond in connection with a $500,000 judgment, plus interest, in a suit pending against the Company. The credit facility requires the maintenance of certain financial ratios as follows: current ratio of at least .65 to 1, consolidated funded debt ratio of not more than 1.15 to 1, consolidated debt service coverage ratio of at least .70 to 1 at December 31, 1997 through June 29, 1998 and .78 to 1 at June 30, 1998 and thereafter and a consolidated leverage ratio of not greater than 6 to 1 for December 31, 1997 through June 29, 1998 and 5.5 to 1 on June 30, 1998 and thereafter. The Company was in compliance with these financial covenants at March 31, 1998. Within 30 days after the earlier of July 15, 1998 or the Company's receipt of the proceeds from a sale of securities or assets in excess of $5 million, the financial covenants will be revised to levels mutually agreeable to the Company and the bank.

All future line of credit borrowings are at the discretion of the bank lender and are subject to a borrowing base formula which is based upon accounts receivable, inventory and equipment balances. Borrowings under the Company's credit facility are collateralized by substantially all of the Company's assets, except for assets of the Company's managed care subsidiaries.

The Company expects to incur capital expenditures of approximately $1.0 million during the remainder of 1998 for new data processing and laboratory equipment.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not Applicable.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

                  10.1     Employment Letter dated February 10, 1998 between Robert Helbling and the
                           Company

                  10.2     Incentive Stock Option Agreement dated February 25, 1998 between Robert Helbling and the Company

                  10.3     Form of Incentive Stock Option Agreement - Executive Officer, as amended

                  10.4     Form of Incentive Stock Option Agreement - Management

                  10.5     Form of Non-Qualified Stock Option Agreements - Directors

                  27       Financial Data Schedule


(b)               Reports on Form 8-K.

                  None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                                  (Registrant)



Date:  May 14, 1998                            By:      /s/Eugene  E. Jennings
                                                        ----------------------
                                                        Eugene E. Jennings
                                                        President and
                                                        Chief Executive Officer


Date:  May 14, 1998                            By:      /s/ Alan S. Ker
                                                        ----------------------
                                                        Alan S. Ker
                                                        Vice President, Finance,
                                                        Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                         Description
-------                        -----------
10.1                           Employment Letter dated February 10, 1998 between Robert Helbing and the Company

10.2                           Incentive Stock Option Agreement dated February 25, 1998 between Robert Helbing and the Company

10.3                           Form of Incentive Stock Option Agreement - Executive Officer, as amended

10.4                           Form of Incentive Stock Option Agreement - Management

10.5                           Form of Non-Qualified Stock Option Agreements - Directors

27                             Financial Data Schedule



