Form 10-K405/A
period 1997-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1998-05-28
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                 FORM 10-K/A2

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

                                                               YES  X       NO
                                                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates (2,579,486 shares on March 4, 1998) was $5,481,408. For purposes of this computation only, all directors, executive officers and owners of more than 5% of the Registrant's voting stock are assumed to be affiliates.

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


UNIVERSAL STANDARD HEALTHCARE, INC.

By: /s/ ALAN S. KER
-------------------------------------
Alan S. Ker
Vice President Finance, Treasurer and Chief Financial Officer


Dated:  May 28, 1998

                                  EXHIBIT INDEX

NOTE: Footnotes (1) through (19), which were inadvertenly omitted from the initial filing, have been included with this amendment. The Exhibit Index is otherwise unchanged.




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

(12)   Incorporated by reference from the Company's 1995 Annual Report on Form
       10-K.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1996.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed January 4, 1997.

(16)   Incorporated by reference from the Company's 1996 Annual Report on Form
       10-K.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1997.

(18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1997.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997.