Form 10-Q
period 1998-06-30
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1998-08-14
CIK 889187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998           Commission File Number 34-0-20400


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

Yes _X_   No__

Number of shares of common stock, no par value, outstanding as of July 31, 1998:
7,069,513.

                       UNIVERSAL STANDARD HEALTHCARE, INC.

                                      INDEX

                                                                            Page No.
                                                                            --------
Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets                          3
                  at June 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of                           4
                  Income for the three and six months ended
                  June 30, 1998 and 1997

                  Condensed Consolidated Statements of                           5
                  Cash Flows for the six months ended
                  June 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial                      6
                  Statements

Item 2.   Management's Discussion and Analysis of                                8
                  Financial Condition and Results of
                  Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risks           13


Part II.   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                             14

Item 4.   Submission of Matters to a Vote of Security Holders                   14

Item 6.   Exhibits and Reports on Form 8-K                                      15

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item I. Financial Statements

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           June 30,      December 31,
                                                                             1998           1997
                                                                           --------      -----------
         ASSETS
Current assets:
  Cash and cash equivalents                                                $    584       $  1,252
  Accounts receivable, net of allowance for contractual
     adjustments and uncollectible accounts of $10,204
     and $11,974 at June 30, 1998 and
      December 31, 1997, respectively                                        11,538          8,488
  Inventory                                                                     982            894
  Prepaid expenses and other                                                  1,059            526
                                                                           --------       --------
       Total current assets                                                  14,163         11,160

Property and equipment, net                                                   8,585          8,780
Intangible assets, net                                                       18,341         18,713
Other assets                                                                  1,526          1,522
                                                                           --------       --------

       Total assets                                                        $ 42,615       $ 40,175
                                                                           ========       ========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                        $  4,270       $  1,039
  Accounts payable                                                            5,820          6,360
  Accrued liabilities                                                         5,758          6,480
                                                                           --------       --------
      Total current liabilities                                              15,848         13,879

Long-term debt, net of current portion                                       19,769         20,108
Other liabilities                                                                 0              0
                                                                           --------       --------

       Total liabilities                                                     35,617         33,987
                                                                           --------       --------

Common stock, no par; 20,000,000 shares
   authorized;  6,602,950 and 7,104,002 shares issued and outstanding
    at June 30, 1998 and December 31, 1997, respectively                     34,139         32,889
Retained earnings (deficit)                                                 (27,141)       (26,701)
                                                                           --------       --------

       Total stockholders' equity                                             6,998          6,188
                                                                           --------       --------

         Total liabilities and stockholders' equity                        $ 42,615       $ 40,175
                                                                           ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                               1998           1997          1998           1997
                                            --------       --------       --------       --------
Net laboratory service revenue:
   Fee-for-service                          $  8,435       $  9,298       $ 17,227       $ 18,720
   Managed care                                6,560          4,769         13,500          8,849
                                            --------       --------       --------       --------
     Total net revenue                        14,995         14,066         30,727         27,569

Operating expenses:
   Laboratory                                 10,327          9,563         21,097         18,647
   Selling, general and administrative         3,008          2,721          6,234          5,442
   Provision for doubtful accounts               401            627            889          1,440
   Depreciation                                  708            618          1,387          1,234
   Amortization                                  265            352            523            693
                                            --------       --------       --------       --------
     Total operating expenses                 14,708         13,881         30,131         27,455
                                            --------       --------       --------       --------
Operating income (loss)                          287            185            597            113
Interest expense                                 565            455          1,086            871
Other income, net                                (37)           (19)           (50)           (36)
                                            --------       --------       --------       --------
Income (loss) before income taxes               (241)          (250)          (440)          (721)
Income taxes  (benefit)                            0            (38)             0              0
                                            --------       --------       --------       --------
Net income (loss)                           ($   241)      ($   212)      ($   440)      ($   721)
                                            ========       ========       ========       ========


Net income per share                         ($ 0.03)       ($ 0.03)       ($ 0.06)       ($ 0.11)
Average shares outstanding  and
    common equivalent shares                   7,104          6,578          7,117          6,578


EBITDA                                       $ 1,259        $ 1,156        $ 2,506        $ 2,040



                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                            Six Months Ended
                                                                June 30,
                                                            1998          1997
                                                          -------       -------
Net cash provided by (used in) operating activities       ($3,467)      $   327
                                                          -------       -------

Cash flows from investing activities:
   Purchase of property and equipment                        (444)         (453)
   Restricted cash investment                                   0           (75)
   Other investing activities                                 (30)            0
                                                          -------       -------
Net cash used in investing activities                        (474)         (529)
                                                          -------       -------

Cash flows from financing activities:
   Payments on long-term debt                              (1,034)       (6,422)
   Long-term/Short-term borrowings                          3,053         7,016
   Payments of financing costs                                  4          (138)
   Other financing activities                               1,250            (6)
                                                          -------       -------
Net cash provided by (used in) financing activities         3,273           451
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents         (668)          250
Cash and cash equivalents, beginning of period              1,252         2,227
                                                          -------       -------
Cash and cash equivalents, end of period                  $   584       $ 2,477
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

2.  Income Taxes

The effective income tax rate of (0.0%) for the six months ended June 30, 1998 is less than the statutory rate of 34% principally due to the Company's operating loss. Under applicable accounting rules, $149,446 of tax benefits relating to the first six months of 1998 loss could not be recorded in 1998. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,

                                      1998     1997        1998      1997
                                      ----     ----        ----      ----

Fee-for-service                       56.3%    66.1%       56.0%     67.9%
Managed care                          43.7%    33.9%       44.0%     32.1%
                                    --------------------------------------
Total net revenue                    100.0%   100.0%      100.0%    100.0%
Laboratory expenses                   68.9%    68.0%       68.7%     67.6%
Selling, general and                  20.0%    19.3%       20.2%     19.7%
  administrative expenses

Provision for doubtful accounts        2.7%     4.5%        2.9%      5.2%
Depreciation and amortization          6.5%     6.9%        6.2%      7.0%
                                    --------------------------------------
Operating income (loss)                1.9%     1.3%        2.0%      0.5%
Interest expense                       3.8%     3.2%        3.5%      3.2%
Other income, net                     (0.3%)   (0.1%)      (0.1%)    (0.1%)
Income taxes                           0.0%    (0.3%)       0.0%      0.0%
                                    --------------------------------------
Net income (loss)                     (1.6%)   (1.5%)      (1.4%)    (2.6%)
                                    ======================================

EBITDA*                                8.4%     8.2%        8.2%      7.4%
                                    ======================================
Net cash provided by                 (14.0%)    2.3%       (7.3%)     1.2%
operating activities**              ======================================



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

ASSET SALE. Effective August 4, 1998, the Company sold certain assets associated with its clinical laboratory testing operations, including its customer list (the "Asset Sale"). The Company has agreed to make its principal clinical laboratory facility and related personnel ("Related Personnel") available to the purchaser for a period of up to six months with the purchaser subleasing portions of the Company's Southfield clinical laboratory facility and reimbursing the Company for the costs of the Related Personnel (the
"Transition Period").

The Company will record a current liability in the third quarter of 1998 of $1.85 million to reflect advances of rent payments by the purchaser. As a result of the Asset Sale, the Company expects net revenue from its laboratory fee-for-service business to be substantially reduced during the next six months and to be eliminated altogether for periods thereafter.

In addition, the Company expects its laboratory expenses to be substantially reduced, and its selling, general and administrative expenses to be reduced, over the next six months as the purchaser no longer requires the services of, or hires, the Related Personnel.

The Company intends to dispose of the equipment used in its clinical laboratory business. It is currently considering alternative methods of disposition and is evaluating the value of this equipment. In the event that the Company determines that it will not be able to dispose of the equipment at its current net book value, the Company will be required to record a charge to earnings to reflect any anticipated loss on the sale of the equipment.

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

Total net revenue was $15.0 million in the second quarter of 1998, compared to $14.1 million in the second quarter of 1997. Total net revenue for the first half of 1998 was $30.7 million, compared to $27.6 million for the first half of 1997. The increase in total net revenue was principally due to the increase in managed care revenue from the General Motors Corporation contract offset by a decline in fee-for-service revenue resulting from fewer fee-for-service patient visits due to reduction of unprofitable accounts, industry wide reductions in patient testing orders, the sale of the Company's veterinary business, which did not meet the Company's strategic plan because of its lower revenue per patient visit, and attrition.

Managed care revenue increased 37.6% to $6.6 million for the second quarter of 1998, as compared to $4.8 million for the second quarter of 1997. This increase in the second quarter of 1998 is principally due to the new nationwide contract with General Motors Corporation which started on January 1, 1998 and, to a lesser extent, national implementation of Ford Motor Company and Chrysler Corporation laboratory programs beginning January 1, 1998. Managed care revenue for the first half of 1998 increased 52.6% to $13.5 million, from $8.8 million in the comparable period of 1997. The increase in managed care revenue for the first six months of 1998 was primarily due to the new nationwide contract with General Motors which started on January 1, 1998.

Fee-for-service revenue was $8.4 million for the second quarter of 1998 compared to $9.3 million for the second quarter of 1997. Fee-for-service revenue was down 9.0% as compared to the same quarter last year, primarily due to a 17.8% decline in fee-for-service patient visits. Fee-for-service revenue for the first six months of 1998 was $17.2 million, compared to $18.7 million for the first six months of 1997. Fee-for-service revenue was down 8.0% as compared to the first half of last year, primarily due to a 15.8% decline in fee-for-service patient visits. The decline in fee-for-service patient visits was principally due to the reduction in unprofitable accounts, industry wide reductions in patient testing orders, the sale of the Company's veterinary business, which did not meet the Company's strategic plan because of its lower revenue per patient visit, and attrition. Increases in fee-for-service revenue per patient visit, principally due to changes in payor and test mix, partially offset these declines.

The Company's fee-for-service net revenue continues to be negatively impacted in 1998 by a number of factors, including customer attrition resulting from recent cost reduction efforts as described above, the shift toward managed care alternatives, reductions in reimbursement levels on certain of its laboratory tests and medical necessity requirement by the Company's third party payors, and changes in payor and test mixes being experienced by the Company and the clinical laboratory industry generally.

The Company's clinical laboratory testing operations are partially affected by seasonal trends common to the clinical laboratory industry. Testing volume is lower during the summer months and the year-end holiday periods. These seasonal effects are partially offset by the Managed Care revenues which are not affected by seasonal trends.

LABORATORY EXPENSES. Laboratory expenses were $10.3 million and $9.6 million in the second quarter of 1998 and 1997, respectively. Laboratory expenses for the first six months of 1998 were $21.1 million compared to $18.6 million for the first six months of 1997. Laboratory expenses for the three and six months ended June 30, 1998 were higher than the comparable periods of 1997 primarily as a result of the increased managed care related laboratory testing and claims expense associated with the new General Motors Corporation contract. As a percentage of net revenue, laboratory expenses increased from 68.0% and 67.6% for the three and six months ended June 30, 1997, respectively, to 68.9% and 68.7% for the three and six months ended June 30, 1998, respectively. The Company attributes this increase to higher claims expense related to the increase in managed care revenue, primarily relating to the General Motors Corporation contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and six months ended June 30, 1998 increased $.3 million and $.8 million, respectively, or 10.6% and 14.6%, from the comparable 1997 periods. These increases are primarily due to the increase in sales and marketing associated with the increased managed care business and additional sales personnel for the fee-for-service business. As a percentage of net revenue, selling, general and administrative expenses was 19.2% and 19.7% for the three and six months ended June 30, 1997, respectively, as compared to 20.1% and 20.3% for the three and six months ended June 30, 1998.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased from $.6 million in the second quarter of 1997 to $.4 million in the second quarter of 1998, a decrease of $.2 million. The provision decreased to $.9 million in the first half of 1998 from $1.4 million in the first half of 1997. These decreases are principally due to improved patient collection and a reduction in direct patient billing.

As a percentage of total revenue, the provision for doubtful accounts decreased from 4.5% and 5.2% for the three and six months ended June 30, 1997 to 2.7% and 2.9% for the comparable 1998 periods. This decrease is mainly due to improved patient collection and a reduction in direct patient billing.

EBITDA. EBITDA was $1.3 million, or 8.4% of net revenue for the second quarter of 1998, compared to a loss of $1.2 million, or 8.2% of net revenue for the second quarter of 1997. EBITDA for the first six months of 1998 was $2.5 million, or 8.2% of net revenue, compared to $2.0 million, or 7.4% for the year-ago period. The Company attributes these increases principally to the increase in its managed care revenues and improved test and payor mix in the Company's fee-for-service revenue.

INCOME TAXES. The effective income tax rate of 0% and 0% for the three and six months ended June 30, 1998, respectively, is less than the statutory rate of 34% principally due to the net loss, non-deductible goodwill and other permanent nondeductible expenses. Under applicable accounting rules, no tax benefit relating to the 1998 loss are recorded. This loss is treated as a net operating loss carry forward and may be used to offset future profits of the Company.

LIQUIDITY AND CAPITAL RESOURCES. The Company's working capital ratio increased to .9 to 1.0 at June 30, 1998 from .8 to 1 at December 31, 1997. Working capital increased by $1.2 million at June 30, 1998 from a deficit of $2.9 million at December 31, 1997. Included in cash and cash equivalents at June 30, 1998 is $500,000 in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities decreased $3.8 million for the six months ended June 30, 1998, compared to the year-earlier period. This decrease is principally due to the increase in accounts receivable on the fee-for-service revenue and reduction in accounts payable. Days outstanding in accounts receivable were 94 days at June 30, 1998, compared to 74 days at December 31, 1997.

Days outstanding in accounts receivable are higher than normal primarily as a result of unbilled edits due to missing patient information caused principally by the complexity of the documentation required to bill fee-for-service laboratory services. The Company is continuing its efforts to reduce days outstanding, principally by working its aged and unbilled accounts receivable.

The ratio of debt to capital was 77.5% at June 30, 1998 compared to 77.4% at December 31, 1997.

On August 4, 1998, the Company received proceeds from the Asset Sale of $9.0 million and $4.25 million in proceeds from the sale of common stock to the purchaser in the Asset Sale (the "Stock Sale"). These proceeds were used to pay the bank debt, as described below, closing costs and accounts payable.

At June 30, 1998, the Company had a credit facility consisting of a $9.5 million revolving line of credit, a $2.5 million letter of credit facility, a $2.8 million short term loan, due in July, 1998, a $1.1 million litigation letter of credit, and a $750,000 capital lease. Borrowing levels under the revolving line of credit were based on accounts receivable, inventory and fixed asset balances. As of June 30, 1998, permitted borrowings under the new revolving line of credit were $7,076,000, all of which was outstanding under the line. The short term loan bore interest at 12%. The line of credit bore interest from .5% below to 1.00% above the prime rate or from 2% to 3.75% above the LIBOR rate. The interest rate on the line of credit at June 30, 1998 was 9.5%. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries. The revolving line of credit originally expired on August 31, 1999. The letter of credit facility expired on June 30, 1998, although outstanding letters of credit will continue for the remainder of their terms. Net proceeds of $11.4 million from the Asset Sale and Stock Sale were used to pay the revolving line of credit, the short term loan and $1.6 million in additional borrowings under the credit facility incurred during July 1998. The Company agreed to terminate the revolving line of credit on August 4, 1998 and is currently re-negotiating the credit facility to reestablish the revolving line of credit. Following the Asset Sale, the letters of credit and capital lease, referred to above, remain in place under the credit facility.

Under the credit facility, the Company is required to maintain consolidated tangible capital funds (tangible net worth plus subordinated debt) of at least $12,500,000 and is required to negotiate additional financial covenants by October 3, 1998. The Company is required to deposit the proceeds from all future sales of assets in a cash collateral account with the bank, up to the amount due to the bank under the credit facility.

The Company expects to incur capital expenditures of approximately $200,000 during the remainder of 1998 for new data processing equipment for the managed care division.

During the Transition Period, the Company will use payments from the purchaser in the Asset Sale to fund expenses associated with the Related Personnel. The Company expects to fund expenses associated with the winding down of its clinical laboratory operations and its ongoing working capital needs, capital expenditures required for the operation of its business and debt service requirements, including interest on the 8.25% Convertible Subordinated Debentures, due February 1, 2006 (the "Debenture"), from it's operating cash flow, including distributions from its managed care subsidiaries, the collection of its accounts receivable, proceeds from the sale of its clinical laboratory equipment, and capitalized leases. The Company is also considering the sale of additional equity as a means of generating additional cash to support the Company's operations, satisfy its debt service requirements and fund expansion of its managed care operations. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The Company's ability to sell certain assets and to raise additional equity financing is subject to a number of uncertainties, including the limited demand for clinical laboratory equipment, and the price interested parties may be willing to offer for such equipment, the Company's current financial position and recent operating results, the financial condition of other parties in the industry and the current economic condition of the healthcare industry in general.

The Company expects its managed care subsidiaries, including its subsidiary conducting managed care operations in Michigan (the "Michigan Managed Care Subsidiary"), to generate sufficient operating cash to fund their current operations and planned expansion and make limited distributions to the Company. From time to time the Company's regulated managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's Michigan Managed Care Subsidiary proposes to enter into an agreement with the Michigan Insurance Bureau ("MIB") agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without certain transactions which result in the transfer of cash to affiliates without 30 days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such 30 day period. As a result, future cash transfers from the Michigan Managed Care Subsidiary to the Company are likely to be limited to payments for services rendered and dividends payable from the cash transfers made in the past.

In the event that the Company is not able to generate cash to the extent required to fund the Company's operations from the sources described above, the Company will have to consider disposition of other assets.

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received final determination notices or decision letters from compliance reviews conducted by one of its largest third-party payors. The ultimate effect, if any, of these compliance reviews can not be determined at this time and no liability has been accrued by the Company.

The Company had received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991-1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter. There can be no assurances that the Company will resolve this dispute with the IRS in a manner favorable to the Company. The failure to resolve the dispute with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial conditions, including working capital, and results of operations of the Company. While management believes its liability relating to these matters, if any, will not be material to the Company, the ultimate effect, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of the disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not Applicable.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and use of Proceeds

On June 8, 1998, the Company sold 500,000 shares of Common Stock to the Kaufmann Fund, Inc. ("Kaufmann") at a price per share of $2.50 for a total purchase price of $1,250,000, payable in cash. In addition, in the event of certain issuances by the Company of Common Stock, or the rights to acquire Common Stock, at less than $2.50 per share (the "Below Purchase Price") prior to December 31, 1998, the Company has agreed to issue Kaufmann additional shares of Common Stock so that the average price paid by Kaufmann for the Common Stock equals the Below Purchase Price. The Company also gave Kaufmann the option to sell to the Company up to $2,500,000 in 8.25% Convertible Subordinated Debentures due February 1, 2006 (the "Debentures") in exchange for shares of Common Stock of the Company, valued at $2.50 per share, as adjusted from time to time, for stock splits, dividends, reverse stock splits and certain issuances of Common Stock, or rights to acquire Common Stock, at less than $2.50 per share. The option generally expires December 31, 1998.

The Company did not register the shares of Common Stock issued to Kaufmann under the Securities Act of 1933, as amended, (the "Act"), and does not plan to register the shares of Common Stock, if any, issued to Kaufmann in the future under the Act, based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company relied upon these exemptions based on Kaufmann's representations set forth in a Stock Purchase Agreement and the negotiated nature of the transaction. The Company has agreed to register under the Act for resale all shares of Common Stock issued to Kaufmann and has so registered the 500,000 shares of Common Stock issued to Kaufmann to date.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 29, 1998 at which the shareholders considered and voted on the election of two directors, the approval of an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 20 million to 40 million, and the approval of an amendment to the Company's Articles of Incorporation to authorize 10 million shares of Preferred Stock.

                  1. Each of the nominees for director at the meeting was an incumbent and all nominees were elected for a term ending at the Annual Meeting of Shareholders held in 2001. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee                             Votes For                    Votes Withheld
-------                             ---------                    --------------
Eduardo Bohorquez                   5,144,259                        98,323
Joseph J. Vadapalas                 5,202,492                        40,090

The term of office of the following additional members of the Board of Directors continued after the 1998 Annual Meeting of Shareholders:

            Anthony A. Bonelli
            Robert P. DeCresce, M.D.
            Thomas W. Gorman
            Thomas R. Donahue
            P. Thomas Hirsch
            Eugene E. Jennings

                   2. The adoption of an amendment to the Company's Articles of Incorporation was approved to increase the number of shares of Common Stock authorized from 20 million to 40 million.

For                Against          Abstain        Broker Non-Votes
---                -------          -------        ----------------
5,113,684          101,748          27,150         0

                  3. The adoption of an amendment to the Company's Articles of Incorporation was approved to authorize 10 million shares of Preferred Stock.

For                Against          Abstain        Broker Non-Votes
---                -------          -------        ----------------
3,724,524          163,234          25,850         1,328,974

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Fifth Amendment to Revolving Credit and Loan Agreement dated June 5, 1998 between NBD Bank and the Company and its subsidiaries.

         4.2 Letter Agreement dated July 21, 1998 between NBD Bank and the Company and its subsidiaries.

         4.3 Sixth Amendment to Revolving Credit and Loan Agreement dated August 3, 1998 between NBD Bank and the Company and its subsidiaries. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

         10.1 Stock Purchase Agreement dated June 8, 1998 between The Kaufmann Fund, Inc. and the Company.

         10.2 Warrant to Purchase 100,000 shares of Common Stock issued August 3, 1998 to NBD by the Company.

         10.3 Letter Agreement dated March 25, 1998, terminating 1994 Performance Stock Option - Executive Officers Agreement dated December 6, 1994, between the Company and Alan S. Ker.

         10.4 Incentive Stock Option - Executive Officers and Non-Qualified Stock Option - Executive Officers, dated March 25, 1998 between the Company and Alan S. Ker.

         10.5 Incentive Stock Option - Executive Officers and Non-Qualified Stock Option - Executive Officers, dated March 25, 1998 between the Company and Imtiaz
                          Sattaur.

         27.              Financial Data Schedule

(b)      Reports on Form 8-K.

                          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                       -----------------------------------
                                  (Registrant)

Date: August 14, 1998                            Eugene Jennings
                                                 ----------------------------
                                                 Eugene Jennings
                                                 President and
                                                 Chief Executive Officer

Date: August 14, 1998                            Alan S. Ker
                                                 ----------------------------
                                                 Alan S. Ker
                                                 Vice President, Finance,
                                                 Chief Financial Officer
                                                 Treasurer, and
                                                 Assistant Secretary

                                Exhibit Index
                                -------------



Exhibit No.                     Description
-----------                     -----------
    4.1                         Fifth Amendment to Revolving Credit and Loan
                                Agreement dated June 5, 1998 between NBD Bank
                                and the Company and its subsidiaries.

    4.2                         Letter Agreement dated July 21, 1998 between
                                NBD Bank and the Company and its subsidiaries.

    4.3                         Sixth Amendment to Revolving Credit and Loan
                                Agreement dated August 3, 1998 between NBD Bank and the Company and its subsidiaries.

    10.1 Stock Purchase Agreement dated June 8, 1998 between The Kaufmann Fund, Inc. and the
                                Company.

    10.2                        Warrant to Purchase 100,000 shares of Common
                                Stock issued August 3, 1998 to NBD by the
                                Company.

    10.3                        Letter Agreement dated March 25, 1998,
                                terminating 1994 Performance Stock Option -
                                Executive Officers Agreement dated December 6,
                                1994, between the Company and Alan S. Ker.

    10.4                        Incentive Stock Option - Executive Officers and
                                Non-Qualified Stock Option - Executive Officers, dated March 25, 1998 between the Company and Alan S. Ker.

    10.5                        Incentive Stock Option - Executive Officers and
                                Non-Qualified Stock Option - Executive
                                Officers, dated March 25, 1998 between the
                                Company and Imtiaz Sattaur.

    27                          Financial Data Schedule