Form 10-Q
period 1998-09-30
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1998-11-17
CIK 889187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998       Commission File Number 34-0-20400


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
Number of shares of common stock, no par value, outstanding as of October 31, 1998:
                                                                     8,540,200.

                       UNIVERSAL STANDARD HEALTHCARE, INC.

                                      INDEX


                                                                                                 Page No.
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  at September 30, 1998 and December 31, 1997 ..................................... 3

                  Condensed Consolidated Statements of
                  Income for the three and nine months ended
                  September 30, 1998 and 1997 ..................................................... 4

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  September 30, 1998 and 1997 ..................................................... 5

                  Notes to Condensed Consolidated Financial
                  Statements ...................................................................... 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ...................................................................... 10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks ..................... 19


Part II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds .......................................  19

         Item 6.  Exhibits and Reports on Form 8-K ................................................  21

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


Item I.  Financial Statements


                       UNIVERSAL STANDARD HEALTHCARE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands, except share amounts)



                                                                             September 30,       December 31,
                                                                                 1998                1997
                                                                             -------------       ------------
     ASSETS
Current assets:
  Cash and cash equivalents                                                       $  1,809           $  1,693
  Accounts receivable                                                                  614                276
  Prepaid expenses and other                                                           958                214
  Net assets from discontinued operations                                            3,445              7,003
                                                                             -------------       ------------
     Total current assets                                                            6,826              9,186


Property and equipment, net                                                          7,079              5,806
Intangible assets, net                                                               7,389              7,872
Other assets                                                                         1,431              1,522
                                                                             -------------       ------------
     Total assets                                                                 $ 22,725           $ 24,386
                                                                             =============       ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                               $  1,346           $  1,236
  Accounts payable                                                                     646              1,140
  Accrued liabilities                                                                3,830              3,110
                                                                             -------------       ------------
     Total current liabilities                                                       5,822              5,486

Long-term debt, net of current portion                                              12,554             12,712
Other liabilities                                                                        0                  0
                                                                             -------------       ------------
     Total liabilities                                                              18,376             18,198
                                                                             -------------       ------------

Common stock, no par; 20,000,000 shares
  authorized; 8,566,994 and 6,560,774 shares issued and outstanding
   at September 30, 1998 and December 31, 1997, respectively                        38,497             32,889
Retained earnings (deficit)                                                        (34,148)           (26,701)
                                                                             -------------       ------------

     Total stockholders' equity                                                      4,349              6,188
                                                                             -------------       ------------
      Total liabilities and stockholders' equity                                  $ 22,725           $ 24,386
                                                                             =============       ============




              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited, in thousands, except share amounts)

                                                                        Three months ended                 Nine months ended
                                                                          September 30,                      September 30,
                                                                        1998          1997               1998            1997
                                                                        ----          ----               ----            ----
Net revenue:
                        Managed care                                 $6,633           $4,895            $20,133         $13,744
                                                                    --------         --------           --------       ---------
                            Total net revenue                         6,633            4,895             20,133          13,744
                                                                    --------         --------           --------       ---------

Operating expenses:
                        Claims and Processing                         4,781            3,394             14,832           9,608
                        Selling, general, and administrative          1,410            1,130              4,103           2,886
                        Depreciation                                     65               58                186             151
                        Amortization                                     57               57                170             172
                                                                    --------         --------           --------       ---------
                            Total operating expenses                  6,313            4,639             19,291          12,817
                                                                    --------         --------           --------       ---------
Operating income                                                        320              256                842             927
Interest expense                                                        261              236                764             706
Other income, net                                                       (29)             (23)               (58)            (42)
                                                                    --------         --------           --------       ---------
Income from continuing operations before income taxes                    88               43                136             263
                                                                    --------         --------           --------       ---------
Income taxes                                                              0                0                  0               0
                                                                    --------         --------           --------       ---------
Income from continuing operations                                        88               43                136             263
                                                                    --------         --------           --------       ---------

Loss from discontinued operations                                    (4,486)            (138)            (4,969)         (1,079)
Estimated loss on disposal of laboratory                             (2,228)               0             (2,228)              0
                                                                    --------         --------           --------       ---------
Net loss                                                            ($6,626)            ($95)           ($7,061)          ($816)
                                                                    ========         ========           ========       =========

Earnings per share from continuing operations                         $0.01            $0.01              $0.02           $0.04
Earnings per share from discontinued operations                      ($0.79)          ($0.02)            ($0.84)         ($0.16)
Earnings per share (basic and diluted)                               ($0.78)          ($0.01)            ($0.82)         ($0.12)

Average share outstanding and common stock equivalents                8,540            6,583              8,566           6,583



              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)





                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           1998                  1997
                                                                                    ----------------       -----------------
Net cash provided by (used in) operating activities                                           ($456)                   $686
Net cash provided by (used in) discontinued operations                                      ($2,193)                ($1,164)
                                                                                    ----------------       -----------------
Net cash provided by (used in) operating activities                                         ($2,649)                  ($478)
                                                                                    ----------------       -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                        (1,011)                   (249)
   Other investing activities                                                                  (483)                    (64)
   Capital expenditures of discontinued operations                                             (862)                   (827)
                                                                                    ----------------       -----------------
Net cash (used in) investing activities                                                      (2,356)                 (1,140)
                                                                                    ----------------       -----------------

Cash flows from financing activities:
   Payments on long-term debt                                                                  (158)                   (323)
   Long-term/Short-term borrowings                                                              110                   1,079
   Issuance of common stock                                                                   5,608                       0
                                                                                    ----------------       -----------------
Net cash provided by (used in) financing activities                                           5,560                     756
                                                                                    ----------------       -----------------

Net increase (decrease) in cash and cash equivalents                                            555                    (862)
Cash and cash equivalents, beginning of period                                                1,252                   2,159
                                                                                    ----------------       -----------------
Cash and cash equivalents, end of period                                                     $1,807                  $1,297
                                                                                    ================       =================





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

2.     Income Taxes

       The effective income tax rate of (0.0%) for the nine months ended September 30, 1998 (including the loss from discontinued operations and estimated loss on disposal of laboratory) is less than the statutory rate of 34% principally due to the Company's operating loss. Under applicable accounting rules, $2.4 million of tax benefits relating to the first nine months of 1998 loss could not be recorded in 1998. This loss is treated as a net operating loss carry forward for accounting purposes and may be used to offset future profits of the Company.

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

4.     Contingencies

       The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received a final determination notice relating to a compliance review conducted by one of its larger third-party payors. The ultimate effect, if any, of these compliance revenues cannot be determined at this time and no liability has been accrued by the Company.

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

5.     Discontinued Operations

       On August 4, 1998, the Company sold its clinical laboratory customer list and certain tangible assets, including equipment and furniture related to its clinical laboratory business, to Laboratory Corporation of America(TM) Holdings ("LabCorp") for $9 million in cash (the "Asset Sale") as part of its divestiture of its clinical laboratory operations division. Accordingly, this division is being reported as a discontinued operation.

       The operating results of the Company's clinical laboratory division have been segregated from the continuing operations and reported as separate line items, net of applicable income taxes, in the accompanying statements of income. The current assets, net of non-current assets and current liabilities and long-term debt, and cash flow of the clinical laboratory division have been segmented and reported as separate line items in the accompanying balance sheets and statements of cash flows. The financial statements of prior periods have been restated to conform to this presentation.

       The results of operations from the Company's discontinued clinical laboratory operations included in the Company's consolidated statements of income for the three and nine months ended September 30, 1998 and 1997 are summarized below:



                                                     -------------------------------- -------------------------------
                                                              THREE MONTHS                     NINE MONTHS
                                                             ENDED SEPT. 30                   ENDED SEPT. 30
                                                     ----------------- -------------- ---------------- --------------
                                                           1998            1997            1998            1997
---------------------------------------------------- ----------------- -------------- ---------------- --------------
DISCONTINUED OPERATIONS
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Net Revenue                                                    $2,682         $9,597          $19,909        $28,317
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Cost of Goods Sold                                              5,391          7,115           18,999         21,267
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Selling, general, and administrative expenses                   1,624          2,353            5,164          7,479
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Loss of disposal of laboratory                                  2,228              0            2,228              0
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Interest                                                          153            267              715            650
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Loss from discontinued operations and disposal of             ($6,714)         ($138)         ($7,197)       ($1,079)
laboratory                                                   ========         ======         ========       ========
---------------------------------------------------- ----------------- -------------- ---------------- --------------


       As of September 30, 1998 and December 31, 1997, assets and liabilities of the Company's discontinued clinical laboratory operations included in the Company's consolidated balance sheets at such dates are summarized below:



---------------------------------------------- ----------------------- --------------------
                                                   SEPT. 30, 1998         DEC. 31, 1997
---------------------------------------------- ----------------------- --------------------
ASSETS
---------------------------------------------- ----------------------- --------------------
     Current Assets                                            $6,139               $8,666
---------------------------------------------- ----------------------- --------------------
     Property & Equipment, Net                                  1,503                2,975
---------------------------------------------- ----------------------- --------------------
     Other Assets                                                 413               11,152
---------------------------------------------- ----------------------- --------------------
LIABILITIES
---------------------------------------------- ----------------------- --------------------
     Current Liabilities                                        4,469                8,569
---------------------------------------------- ----------------------- --------------------
     Long-term Debt                                               141                7,194
---------------------------------------------- ----------------------- --------------------
NET ASSETS OF DISCONTINUED OPERATIONS                          $3,445               $7,003
                                                               ------               ------
---------------------------------------------- ----------------------- --------------------


6.     LabCorp Transactions

       On August 4, 1998, the Company sold 1,416,667 shares of its Common Stock (the "Purchased Shares") to LabCorp for $4,250,000 cash (the "Stock Sale").

       The Company has certain call rights, including, but not limited to, the right at any time from October 1, 2000 to November 30, 2000 to purchase all, and not less than all, the Purchased Shares then held by LabCorp at a purchase price of $5.00 per share (the "Call Rights").

       The Company and LabCorp entered into a Co-Marketing Agreement, dated as of August 3, 1998 (the "Co-Marketing Agreement"), for the purpose of coordinating and complementing their marketing and sales efforts to new and existing managed care customers and to utilize each company's expertise and resources in such efforts. The Co-Marketing Agreement further provides that in the event of the termination of the Co-Marketing Agreement, as well as, in certain cases, other events, the Company will pay to LabCorp the Co-Marketing Termination Fee. The Co-Marketing Termination Fee is calculated as set forth in the Co-Marketing Agreement, but cannot exceed $4,250,000. The Company's obligation to LabCorp for the Co-Marketing Termination Fee is secured by a security interest in all of the Company's assets and the assets of its wholly-owned subsidiary Universal Standard Healthcare of Delaware, Inc. ("Universal Delaware"), other than the capital stock of certain regulated companies owned by Universal Delaware. The Purchaser has agreed to subordinate the Company's obligation to LabCorp for the Co-Marketing Termination Fee and LabCorp's security interest in certain assets of the Company to certain debt of the Company and the assets securing such debt.

       In the event the Co-Marketing Termination Fee is paid, the Company shall have the right to purchase the Purchased Shares owned by LabCorp (the "Special Call Right").

       Until the payment of the Co-Marketing Termination Fee and the exercise of and payment of amounts due under the Special Call Right, or the expiration of the Co-Marketing Termination Fee, the Company is bound by certain covenants, including restricting dividends on, and redemptions and repurchases of, its capital stock, limiting its debt, and not issuing additional shares of capital stock of its subsidiaries.

       The Company has leased to LabCorp portions of its clinical laboratory located in Southfield, Michigan and certain related equipment for a period of six months ending January 31, 1999, and has sold certain inventory related to its clinical laboratory business to LabCorp, for aggregate payments of $1.85 million, which were paid in advance on August 4, 1998 (the "Lease Arrangement").

       The Company and LabCorp have entered into a certain Transition Service Agreement pursuant to which the Registrant will provide certain of its personnel involved in its clinical laboratory operations to the Purchaser for a period of up to six months ending January 31, 1999 (the "Transition Period") with LabCorp reimbursing the Company for the costs associated with such personnel.

7.     Debt

       The proceeds of the Asset Sale and Stock Sale were used to pay $11.4 million in bank debt, as well as closing costs and accounts payable. The Company agreed to terminate its revolving line of credit on August 4, 1998. At September 30, 1998, the Company had a credit facility consisting of a $1.1 million litigation letter of credit, $2.4 million of managed care letters of credit and a $750,000 capital lease. The Company was in default of its bank covenants before the credit facility was paid off on August 5, 1998, but the bank waived the default pending the sale of certain assets of the laboratory division. In October, 1998 the Company and the bank amended their existing credit facility to provide for a new revolving credit facility in the amount of $2 million. This facility expires on March 31, 1999. The Company and the bank are working together to establish a new facility with covenants that correspond to the Company's managed care business. There are no assurances that a new facility will be obtained. The interest rate on the revolving line is at 1% above the bank's prime rate. Available borrowings under the revolving line are based on a declining percentage of account receivable from its laboratory division, which is being liquidated, and qualified equipment, less the face amount of a $1.1 million letter of credit issued in connection with a pending appeal of a judgement (the "Litigation Letter of Credit"); provided that in no event may borrowings exceed $2 million less the Litigation Letter of Credit. Available borrowings under the new revolving credit facility at November 11, 1998 were $900,000, all of which were outstanding. Available borrowings under the credit facility will decline as the laboratory division accounts receivables are collected and as the applicable percentage of such accounts included in the borrowing base declines.

       Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries.

       Under the credit facility, the Company is required to maintain consolidated tangible capital funds (tangible net worth plus subordinated debt) of at least $12,500,000 and is required to negotiate additional financial covenants by January 15, 1999. The Company is required to deposit the proceeds from all future sales of assets in a cash collateral account with the bank, up to the amount due to the bank under the credit facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Recent Events

On August 4, 1998, the Company sold its clinical laboratory customer list and certain tangible assets relating to its clinical laboratory business to Laboratory Corporation of America Holdings ("LabCorp") as part of its divestiture of its clinical laboratory operations (the "Asset Sale"). Accordingly, the clinical laboratory business is being reported as a discontinued operation. See Note 5 to Notes to Condensed Consolidated Financial Statements.

On August 4, 1998, the Company sold 1,416,667 shares of its Common Stock (the "Purchased Shares") to LabCorp for $4,250,000 cash (the "Stock Sale").

The Company has agreed to make its principal laboratory facility and related personnel ("Related Personnel") available to LabCorp for a period of up to six months, with LabCorp subleasing portions of the Company's Southfield clinical laboratory facility and reimbursing the Company for the costs of the Related Personnel (the "Transition Period"). The Company recorded a current liability in the third quarter of 1998 of $1.85 million to reflect advances of rent payments by LabCorp.

See Note 6 to Notes to Condensed Consolidated Financial Statements for a description of these and related transactions with LabCorp.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income from continuing operations.




---------------------------------------------------- -------------------------------- -------------------------------
                                                              THREE MONTHS                     NINE MONTHS
                                                             ENDED SEPT. 30                   ENDED SEPT. 30
---------------------------------------------------- ----------------- -------------- ---------------- --------------
                                                                1998           1997            1998            1997
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Managed care                                                   100.0%         100.0%           100.0%         100.0%
                                                               ------         ------           ------         ------
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Total net revenue                                              100.0%         100.0%           100.0%         100.0%
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Claims and Processing                                           72.1%          69.3%            73.7%          70.0%
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Selling, general, and administrative expenses                   21.2%          23.1%            20.4%          21.0%
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Depreciation and amortization                                    1.9%           2.4%             1.7%           2.3%
                                                                 ----           ----             ----           ----
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Operating income (loss)                                          4.8%           5.2%             4.2%           6.7%
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Interest expense                                                 3.9%           4.8%             3.8%           5.1%
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Other income, net                                               (0.4%)         (0.5%)           (0.3%)         (0.3%)
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Income taxes                                                     0.0%           0.0%             0.0%           0.0%
                                                                 ----           ----             ----           ----
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Net income from continuing operations                            1.3%           0.9%             0.7%           1.9%
                                                                 ====           ====             ====           ====
---------------------------------------------------- ----------------- -------------- ---------------- --------------
EBITDA *                                                         6.7%           7.6%             6.0%           9.1%
                                                                 ====           ====             ====           ====
---------------------------------------------------- ----------------- -------------- ---------------- --------------
Net cash provided by operating activities                         N/A            N/A             2.3%           5.0%
from continuing operations**                                      ===            ===             ====           ====
---------------------------------------------------- ----------------- -------------- ---------------- --------------




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

** Net cash provided by operating activities from continuing operations is determined in accordance with generally accepted accounting principles and is included in the Company's Condensed Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income from continuing operations for the period for non-cash expense items from continuing operations, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities and discontinued operations.

Net Revenue. The Company's net revenue from continuing operations is generated from managed care laboratory programs with major employers, union and government benefit plans, and large purchasing organizations as a means of controlling health care costs. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Program Member's physician of choice and home medical services (including durable medical equipment and supplies), and outpatient diagnostic imaging services.

Total net revenue from continuing operations was $6.6 million in the third quarter of 1998, compared to $4.9 million in the third quarter of 1997, an increase of $1.7 million or 34.7%. Total net revenue for the nine months ended September 30, 1998 was $20.1 million, compared to $13.7 million for the nine months ended September 30, 1997, an increase of $6.4 million or 46.7%. The revenue increase in the third quarter of 1998 and the nine months ended September 30, 1998, was principally due to increased managed care revenue from the administrative services only contract with General Motors Corporation which went into effect January 1, 1998. As previously announced, the administrative services only contract with General Motors Corporation was terminated in September 1998. Because of the limited profit opportunities available to the Company on revenues generated by this contract, its termination is expected to have only a minimal impact on UHCI's net income. The Company's managed care revenues are not affected by seasonal trends.

Claims and Processing Expenses. The claims and processing expenses were $4.8 million for the third quarter 1998 compared to $3.4 million for the third quarter 1997, an increase of $1.4 million or 41.2%. The claims and processing expenses for the nine months ended September 30, 1998 were $14.8 million compared to $9.6 million for the nine months ended September 30, 1997, an increase of $5.2 million or 54.2%. As a percentage of net revenue, the claims and processing expenses increased from 69.3% for the third quarter of 1997 to 72.1% for the third quarter of 1998 and from 70.0% for the nine months ended September 30, 1997 to 73.7% for the nine months ended September 30, 1998. These increases are primarily due to the impact of the General Motors Corporation contract described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1998 were $1.4 million, compared to $1.1 million for the third quarter of 1997, an increase of $.3 million or 27.3%. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $4.1 million, compared to $2.9 million for the nine months ended September 30, 1997, an increase of $1.2 million or 41%. The increase for the third quarter ending September 30, 1998 and the nine months ending September 30, 1998 reflects the allocation of a greater percentage of the administrative costs and public reporting costs to the managed care division in 1998 as a result of the discontinuance of laboratory operations. As a percentage of net revenue, selling, general and administrative expenses decreased from 23.1% for the third quarter of 1997 to 21.2% for the third quarter of 1998. As a percentage of net revenue, selling, general and administrative expenses decreased from 21.0% for the nine months ended September 30, 1997 to 20.4% for the nine months ended September

30, 1998. These decreases are primarily due to the Company's increased net revenue from the General Motors Corporation contract.

EBITDA. EBITDA was $442,000, or 6.7% of net revenue for the third quarter of 1998, compared to $371,000, or 7.6% of net revenue for the third quarter of 1997. The Company attributes these increases in EBITDA principally to the General Motors Corporation contract. The Company attributes the decline in the EBITDA percentage to the lower profit margins associated with the General Motors Corporation contract.

EBITDA for the nine months ended September 30, 1998 was $1.2 million, or 6.0% of net revenue, compared to $1.3 million, or 9.1% of net revenue, for the same period ended 1997. The Company attributes these decreases principally to the lower profit margins associated with the General Motors Corporation contract and the costs of establishing new programs and contracts, particularly the General Motors Corporation contract.

Income Taxes. Under applicable accounting rules, no tax benefit relating to the 1998 or 1997 losses are recorded. These losses are treated as net operating loss carry forwards and may be used to offset future profits of the Company.

Loss from Discontinued Operations. As a result of the Asset Sale and the Company's decision to divest its clinical laboratory operations, these operations have been treated as discontinued operations.

Net revenue from discontinued operations was $2.7 million in the third quarter of 1998, compared to $9.6 million in the third quarter of 1998, a decrease of $6.9 million or 71.9%, and $19.9 million in the nine months ended September 30, 1998 as compared to $28.3 million in the nine months ended September 30, 1997, a decrease of $8.4 million or 29.7%. These declines are principally due to the discontinuation of laboratory operations on August 4, 1998 and to a lesser extent a decline in fee-for-service patient visits.

Cost of goods sold from discontinued operations was $5.4 million in the third quarter of 1998, compared to $7.1 million in the third quarter of 1997, a decrease of $1.7 million or 23.9%, and $19 million in the nine months ended September 30, 1998, as compared to $21.3 million in the nine months ended September 30, 1997, a decrease of $2.3 million or 10.8%. These declines are principally due to the discontinuation of the laboratory operations.

Selling, and general administrative expenses from discontinued operations were $1.6 million in the third quarter of 1998, as compared to $2.4 million in the third quarter of 1997, a decrease of $.8 million or 33.3%, and $5.2 million in the nine months ended September 30, 1997, as compared to $7.5 million in the nine months ended September 30, 1997, or a decrease of $2.3 million or 30.7%. These decreases are principally due to the allocation of a smaller percentage of administrative costs and public reporting costs to the laboratory operations in 1998 as a result of the discontinued laboratory operations.

The Company expects limited revenues from discontinued operations in future periods. However, certain of the costs of the laboratory operations, including possible additional severance costs and real property and equipment lease payments, may continue in future periods. As a result, the Company may report losses from discontinued operations in future periods.

Estimated Loss on Disposal of Laboratory. The estimated loss on disposal of laboratory reflects a $2.2 million loss on the Asset Sale and a reserve of $4.5 million for losses on the disposition of the remaining laboratory assets, including the Company's clinical equipment and laboratory accounts receivable.

The Company intends to dispose of the equipment used in its clinical laboratory business. It is currently considering alternative methods of disposition and is evaluating the value of this equipment. In the event that the Company determines that it will not be able to dispose of the equipment at its current net book value or is not able to collect all of its remaining accounts receivable at their net book value, the Company will be required to record an additional charge to earnings to reflect any such loss.

Liquidity and Capital Resources. The Company's working capital ratio decreased to 1.2 to 1 at September 30, 1998 from 1.7 to 1 at December 31, 1997. Working capital decreased to $1.0 million at September 30, 1998 from $3.7 million at December 31, 1997. These decreases resulted primarily from the losses associated with the divestiture of certain clinical laboratory assets and a decline in the liquidation value of assets associated with the discontinued laboratory division. Included in cash and cash equivalents at September 30, 1998 is $500,000 in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow used in operating activities was $2.6 million for the nine months ended September 30, 1998, compared to net cash used in operating activities of $.5 million for the nine months ended September 30, 1997. This increase was principally due to an increase in net cash used in connection with the discontinued laboratory operations and the reduction of managed care accounts payable.

On August 4, 1998, the Company received proceeds from the Asset Sale of $9.0 million and $4.25 million in proceeds from the Stock Sale. These proceeds were used to pay $11.4 million in bank debt, as well as closing costs and accounts payable.

At September 30, 1998, the Company had a credit facility consisting of a $1.1 million litigation letter of credit, $2.4 million of managed care letters of credit and a $750,00 capital lease. The Company was in default of its bank covenants before the credit facility was paid off on August 5, 1998, but the bank waived the default pending the sale of certain assets of the Laboratory division. In October, 1998 the Company and the bank amended their existing credit facility to provide for a new revolving credit facility in the amount of $2 million. This facility expires on March 31, 1999. The Company and the bank are working together to establish a new facility with covenants that correspond to the Company's managed care business. There are no assurances that a new facility will be obtained. The interest rate on the revolving line is at 1% above the bank's prime rate. Available borrowings under the revolving line are based on a declining percentage of account receivable from its laboratory division, which is being liquidated, and qualified equipment, less the face amount of a $1.1 million letter of credit issued in connection with a pending appeal of a judgment (the "Litigation Letter of Credit"); provided that in no event may borrowings exceed $2 million less the Litigation Letter of Credit. Available borrowings under the new revolving credit facility at November 11, 1998 were $900,000, all of which were outstanding. Available borrowings under the credit facility will decline as the laboratory division accounts receivables are collected and as the applicable percentage of such accounts included in the borrowing base declines.

Borrowings under the credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's managed care subsidiaries), except for the assets of the Company's managed care subsidiaries.

Under the credit facility, the Company is required to maintain consolidated tangible capital funds (tangible net worth plus subordinated debt) of at least $12,500,000 and is required to negotiate additional financial covenants by January 15, 1999. The Company is required to deposit the proceeds from all future sales of assets in a cash collateral account with the bank, up to the amount due to the bank under the credit facility.

The ratio of debt to capital was 76.2% at September 30, 1998 and 69.3% at December 31, 1997. This increase is principally due to the losses associated with the divestiture of certain clinical laboratory assets and the discontinuation of the operations of the laboratory division.

The Company expects to incur capital expenditures of approximately $0.2 million during the remainder of 1998 for computer systems enhancements.

The Company expects its managed care subsidiaries, including its subsidiary conducting managed care operations in Michigan (the "Michigan Managed Care Subsidiary"), to generate sufficient operating cash to fund their current operations and planned expansion and make limited distributions to the Company. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The ability of the Company to generate operating cash is subject to a number of uncertainties described below. From time to time the Company's regulated managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's Michigan Managed Care Subsidiary proposes to enter into an agreement with the Michigan Insurance Bureau ("MIB") agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without 30 days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such 30 day period. As a result, future cash transfers from the Michigan Managed Care Subsidiary to the Company are likely to be limited to payments for services rendered and dividends payable from the cash transfers made in the past.

During the Transition Period, the Company will use payments from the purchaser in the Asset Sale to fund expenses associated with the Related Personnel. The Company expects to fund expenses associated with the winding down of its clinical laboratory operations and its ongoing working capital needs, capital expenditures required for the operation of its business and debt service requirements, including interest on the 8.25% Convertible Subordinated Debentures, due February 1, 2006 (the "Debenture"), from its operating cash flow, including distributions from its managed care subsidiaries, the collection of its accounts receivable, proceeds from the sale of its clinical laboratory equipment, and capitalized leases. The Company is also considering the sale of additional equity as a means of generating additional cash to support the Company's operations, satisfy its debt service requirements and fund expansion of its managed care operations. The foregoing statements may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The Company's ability to sell certain assets and to raise additional equity financing is subject to a number of uncertainties, including the limited demand for clinical laboratory equipment, and the price interested parties may be willing to offer for such equipment, the Company's current financial position and recent operating results, the financial condition of other parties in the industry and the current economic condition of the health care industry in general.

Factors that could adversely affect the Company's operating cash include uncertainties inherent in the discontinuation of an operation, such as the amounts which the Company will be able to realize on the disposition of its laboratory assets and collection of its laboratory accounts receivable, which could be less than the book value of such assets and could result in additional losses, and costs in excess of those anticipated resulting from employee terminations, closure of facilities and resolution of regulatory issues, intense competition in the managed care business, particularly from larger, better capitalized companies, dependence of the Company on third parties to provide services under its managed care programs, uncertainties due to the fact that the Company's programs are generally terminable by the customer on short notice and many of the Company's service arrangements are terminable on short notice, the impact of the highly regulated nature of the managed care business on the Company's continuing operations and the cost and the ability of the Company to continue to satisfy increasing regulatory requirements relating to the managed care business, the long sales cycle involved in the managed care business, the dependence of the Company on a limited number of large customers for its revenue and growth, most of whom are involved in the automotive industry, the ability of the Company to develop new managed care products, the level of interest that existing and potential new customers may have in managed care products offered by the Company, the ability of the Company to identify and satisfy market needs, potential increases in operating costs resulting from the failure of the Company's principal suppliers to become year 2000 compliant, and economic conditions in the health care and automotive industries in general

In the event that the Company is not able to generate cash to the extent required to fund the Company's operations from the sources described above, the Company will have to consider disposition of assets relating to its managed care business.

The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors. The Company has not yet received a final determination notice from a compliance review conducted by one of its largest third-party payors. The ultimate effect, if any, of these compliance reviews cannot be determined at this time and no liability has been accrued by the Company.

The Company had received a thirty-day demand letter from the IRS proposing adjustments to the Company's federal income taxes for the years 1991-1994 totaling $3.3 million. The proposed adjustments principally relate to the timing of certain bad debt deductions and claim expense accruals and the deductibility of certain sign on bonus and non-compete payments made in connection with the MML acquisition. The Company has filed a written protest with the IRS appeals office regarding this matter. There can be no assurances that the Company will resolve this dispute with the IRS in a manner favorable to the Company. The failure to resolve the dispute with the IRS in a manner favorable to the Company would result in a current period charge to earnings and would have a material adverse effect on the business, financial conditions, including working capital, and results of operations of the Company. While management believes the Company's liability relating to these matters, if any, will not be material to the Company, the ultimate effects, if any, cannot be determined at this time. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The outcome of the disputes with the IRS involves a number of uncertainties, including those inherent in interpreting and applying the Internal Revenue Code and other federal income tax authority and precedent to actual transactions, those relating to the valuation of various assets at the time of the acquisition and those inherent in pursuing any legal action of the type instituted by the Company. The Company has not accrued a liability relating to the deficiency assessments or proposed tax adjustments.

Year 2000 Issue. The year 2000 issue is the result of computer programs and microprocessors using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Such programs or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or third parties with which it has a significant relationship fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 Issue could have a material adverse effect on the Company's business, financial condition and results of operations. However, the effect cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration or ultimate impact of noncompliance by vendors and other third parties. The Company believes that its competitors face a similar risk. Although the risk is not presently quantifiable, the disclosure below is intended to summarize the Company's actions to minimize its risk from the Year 2000 Issue. Programs that will operate in the year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "year 2000 compliant."

The Company began addressing the Year 2000 Issue in June 1997. It identified three general categories of systems that require attention: (1) information technology ("IT") systems, (2) non-IT systems, such as climate control systems, telephone systems and security systems, which may contain embedded date-sensitive microprocessors, and (3) IT and non-IT systems of third parties.

The Company currently has three major IT systems: its managed care computer software, its accounting software and its internal personal computer system and related software. The managed care software, which was purchased and installed in late 1997, is used for client billings and operates from the Company's personal computer network. The Company has forward-date tested the system and believes that the managed care software is year 2000 compliant. The Company's accounting software, which was recently purchased and is expected to be installed before the end of November 1998, will operate from the Company's personal computer network. The vendor of the software has represented to the Company that the software is year 2000 compliant. The software will be tested following installation to verify compliance and, in the event of a breach of the representation, the Company would expect to avail itself of its legal remedies. The Company's personal computer system otherwise operates using "shrinkwrapped" software (such as Microsoft Windows NT, Microsoft Word and Excel). To the extent any of the programs used by the personal computer system are not year 2000 compliant, the Company believes that year 2000 compliant upgrades are or will be readily available for purchase. The Company intends to test the hardware components of its personal computer system for the year 2000 compliance during 1999 and expects any disruption due to the Year 2000 Issue with respect to the hardware or software used by its personal computer system to be minimal.

The Company's major non-IT system is its telephone system. Testing of the telephone system is complete and replacement equipment will be purchased in the first quarter of 1999 to remediate the portion of the system which was not year 2000 compliant. Testing of the upgraded equipment is expected to be completed by April 1999. The Company intends to assess, in the first quarter of 1999, the year 2000 compliance of its facilities and related non-IT embedded systems and will determine at that time the need for and cost of remediation.

The Company has relationships with, and is to varying degrees dependent upon, various third parties that provide funds, information, goods and services to the Company. These include the Company's bank lender, utility providers and other vendors, such as LabCorp with whom it subcontracts to provide services under its managed care contracts. The Company is attempting, through informal contacts, to assess the compliance of these third parties. These vendors have been giving the Company updates on their progress. The year 2000 compliance of the systems of these third parties is outside the Company's control. There can be no assurance that any of these third parties will not experience a systems failure due to the Year 2000 Issue.

Because the Company expects that the systems within its control will be year 2000 compliant before the end of 1999, the Company believes that the most reasonably likely worst case scenario is a compliance failure by one or more of the third parties described above. Such a failure would likely have an effect on the Company's business, financial condition and results of operations. The magnitude of that effect, however, cannot be quantified at this time because of variables such as the type and importance of the third party, the possible effect on the Company's operations and the Company's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if such third parties do not remediate their systems in a timely manner and in a way that is compatible with the Company's systems.

As a result, the Company will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, these third parties. The Company intends to have contingency plans developed by June 30, 1999 for third parties determined to be at high risk of noncompliance or business disruption or whose noncompliance or disruption could materially affect the Company. The contingency plans will be developed on a case-by-case basis, and may include alternative vendors that can assure year 2000 compliance. Judgments regarding contingency plans are subject to many uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance or that its contingency plans will be sufficient to mitigate the impact of any noncompliance. Some material adverse effect to the Company may result despite such contingency plans.

To date, the Company has expended approximately $915,000 to remediate year 2000 problems, principally to replace its managed care and accounting software. Replacement of the managed care claim processing system, which represents $850,000 of this expenditure and was part of the laboratory division system, would have been required when the laboratory division was divested irrespective of the Year 2000 Issue. These costs have been expensed or capitalized in the period incurred. The Company estimates total year 2000 remediation costs at less than $1 million, with the remaining costs to be incurred over the next six quarters. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

The foregoing discussion of the Year 2000 Issue contains various "forward looking statements", within the meaning of the Securities Exchange Act of 1934, and are subject to uncertainties which are described in the foregoing discussion.


Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.


PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

On August 4, 1998, pursuant to the Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of July 16, 1998, between the Company and Laboratory Corporation of America Holdings ("LabCorp"), the Company sold 1,416,667 shares of its common stock (the "Common Stock") to LabCorp at a price per share of $3.00 for a total purchase price of $4,250,000, which was paid in cash. In addition, the Company granted LabCorp the preemptive right to purchase a percentage of any shares of stock of the Company issued after July 16, 1998, but prior to August 31, 2000 equal to LabCorp's percentage holding of the issued and outstanding Stock of the Company at the date of such issuance.

The Company did not register the shares of Common Stock issued to LCA under the Securities Act of 1933, as amended, (the "Act"), and does not plan to register any Shares of Common Stock that may be issued to LabCorp in the future under the Act, based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company relied upon these exemptions based on LabCorp's representations set forth in the Stock Purchase Agreement and the negotiated nature of the transaction. The Company has agreed, subject to certain restrictions and limitations, to register for resale under the Act, on Form S-3 or its successor form, upon written request of the holders of a majority of the Purchased Shares then subject to the registration rights under the Stock Purchase Agreement all shares of Common Stock issued to LabCorp.

In connection with the Stock Purchase Agreement, the Company issued to NBD Bank a Warrant to Purchase 100,000 Shares of Common Stock, dated as of August 3, 1998, (the "Warrant"), at the price of $2.50 per share, exercisable in whole or in part, at any time and from time to time from August 3, 1998 through August 3, 2001, subject to certain terms and conditions set forth therein. The Warrant amended and replaced the Warrant to Purchase 100,000 Shares of Common Stock, dated as of July 8, 1998, issued by the Company to NBD Bank. The Company does not plan to register any shares of Common Stock which may be issued to NBD Bank under the Act, based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company shall rely upon these exemptions based on NBD Bank's representations set forth in the Warrant and the negotiated nature of this and related transactions between the Company and NBD Bank.

The Warrant further entitles the Holder of the Warrant (the "Holder") to additional shares of Common Stock of the Company if the Company issues Common Stock, Convertible Securities, or certain other rights to purchase stock of the Company at a purchase price per share that is lower than the purchase price of the Warrants. In addition, upon exercise of the Warrant the Holder is entitled to receive, for no additional consideration, the amount of any dividend issued after the effective date of the Warrant, that the Holder would have been entitled to receive had it been the holder of record of such shares on the date of issuance of such dividend. The Holder also has a put right whereby, in lieu of exercising the Warrant or any portion thereof and paying the exercise price, the Holder may require the company to purchase any exercisable portion of the Warrant. Upon the request of the Holder, the Company is required to file a "shelf" registration statement to register any or all of the Holders registrable shares under the Securities Act of 1933, as amended. The Company must pay all expenses in connection with the first requested registration statement and the Holder must pay expenses for subsequent registration statements.

The Company also became obligated as of the closing date of the Laboratory Purchase Agreement to issue 50,000 shares of its Common Stock to MedSEC, Inc. ("MedSEC"), in partial payment for certain consulting services provided by MedSEC to the Company, pursuant to an agreement with MedSEC, dated March 17, 1995. The Company does not plan to register the shares of Common Stock to be issued to MedSEC under the Act, based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company shall rely upon these exemptions based on MedSEC's representations set forth in a certain Stock Subscription Agreement and the negotiated nature of the transactions with MedSEC.

Pursuant to the terms of an agreement with Laboratory Corporation of America, the Company is bound by certain covenants, including restricting dividends on, and redemptions and repurchases of, its capital stock, limiting its debt and not issuing additional shares of capital stock of its subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Purchase Agreement between the Company and Laboratory Corporation of American Holdings dated July 16, 1998, incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1998. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

         3.1 Restated Articles of Incorporation of the Company, filed with the Michigan Department of Commerce--Corporation and Securities Bureau on October 2, 1992, as amended.

         4.1 Letter Agreement, dated October 8, 1998, among NBD Bank, the Company, Universal Standard Healthcare of Michigan, Inc., Universal Standard Healthcare of Ohio, Inc., Universal Standard Healthcare of Delaware, Inc., A/R Credit, Inc., and T.P.A., Inc.

         10.1 Stock Purchase Agreement between the Company and Laboratory Corporation of America Holdings dated July 16, 1998, incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1998. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

         10.2 Co-Marketing Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

         10.3 Shareholders' Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

         10.4 Voting Agreement among the Company, Laboratory Corporation of America Holdings, Anixter International, Inc., Signal Capital Corporation, Portfolio Investment Company Limited, CLF, Ltd and CLF, LP, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

         10.5 Laboratory Services Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. Exhibit A to this Agreement was filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.

         10.6 Security Agreement dated as of August 3, 1998, among the Company, Universal Standard Healthcare of Delaware, Inc. and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

         10.7 Sublease dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

         10.8 Transition Services Agreement dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. Portions of Schedule A to this Agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.

         10.9 Non-Compete Agreement, dated as of August 3, 1998, by the Company and all of its subsidiaries and affiliated companies for the benefit of Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

         10.10 Universal Subordination Agreement, dated as of August 3, 1998, among the Company, Universal Standard Healthcare of Delaware, Inc. and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

         10.11 Sublease Agreement, dated as of August 4, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

         10.12 Consent of Signal Capital Corp., dated July 30, 1998, to the Amendment to Stockholders Agreement dated as of June 28, 1991 by and among Universal Standard Equity, Ltd., WestSphere Capital Associates, L.P., WestSphere Capital, Inc., Westsphere Funding II, L.P., Fleet National Bank, Signal Capital Corp., Marvin Eisner, MML, Inc., Robert Nowikowski, Barbara Pace, John Watkins, Perry McClung, Janney Montgomery Scott, Inc., Richard J. Berman, Marcus & Katz and Elan Holdings Corp, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

         10.13 Consent of Portfolio Investment Company Limited, CLF, LTD. And CLF, L.P., dated July 31, 1998, to the Amendment to Stockholders Agreement dated as of June 28, 1991 by and among Universal Standard Equity, Ltd., WestSphere Capital Associates, L.P., WestSphere Capital, Inc., WestSphere Funding II, L.P., Fleet National Bank, Signal Capital Corp., Marvin Eisner, MML, Inc., Robert Nowikowski, Barbara pace, John Watkins, Perry McClung, Janney Montgomery Scott, Inc., Richard
                  J. Berman, Marcus & Katz and Elan Holdings Corp., incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.


27.      Financial Data Schedule

(b)      Reports on Form 8-K.

         On July 31, 1998, the Company filed a Current Report on Form 8-K, dated July 21, 1998, whereby it reported under Item 5 that the Company had entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated July 16, 1998, with LabCorp, pursuant to which the Company agreed to sell certain assets to LabCorp for $9.0 million, and following the closing of such asset sale, agreed to sublease certain real and personal property to LabCorp for six months for aggregate payments of $1.85 million. In addition, the Company reported that it entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated July 16, 1998, pursuant to which it agreed to sell to LabCorp the Company's Common Stock.

         On August 19, 1998 the Company filed a Current Report on Form 8-K, dated August 19, 1998, whereby it reported under Item 2 that pursuant to the Asset Purchase Agreement, on August 4, 1998, the Company sold its clinical laboratory customer list and certain tangible assets related to its clinical laboratory business to LabCorp for $9.0 million in cash and agreed not to engage in the business of providing commercial laboratory services for 5 years, except in certain limited circumstances related to the Company's managed care business.

         The Company further reported under Item 5 that, pursuant to the Stock Purchase Agreement, it (i) sold 1,416,667 shares of its Common Stock to LabCorp for $4.25 million cash; (ii) granted certain registration rights to LabCorp; (iii) increased the number of board seats of the Company from eight to nine members and elected Larry L. Leonard, who was designated by LabCorp, to fill the vacancy created thereby; (iv) agreed to certain covenants; (v) granted certain preemptive rights to LabCorp; (vi) obtained certain call rights; and (vii) entered into a Co-Marketing Agreement, a Laboratory Services Agreement, a Shareholders' Agreement and a Lease Arrangement with LabCorp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       UNIVERSAL STANDARD HEALTHCARE, INC.
                                  (Registrant)


Date: November 16, 1998                  Eugene Jennings
                                         ---------------------------------------
                                         Eugene Jennings
                                         President and
                                         Chief Executive Officer



Date: November 16, 1998                  Alan S. Ker
                                         ---------------------------------------
                                         Alan S. Ker
                                         Vice President, Finance,
                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.        Description
------------------------------

2.1 Purchase Agreement between the Company and Laboratory Corporation of American Holdings dated July 16, 1998, incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1998. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

3.1 Restated Articles of Incorporation of the Company, filed with the Michigan Department of Commerce - Corporation and Securities Bureau on October 2, 1992, as amended.

4.1 Letter Agreement, dated October 8, 1998, among NBD Bank, the Company, Universal Standard Healthcare of Michigan, Inc., Universal Standard Healthcare of Ohio, Inc., Universal Standard Healthcare of Delaware, Inc., A/R Credit, Inc., and T.P.A., Inc.

10.1 Stock Purchase Agreement between the Company and Laboratory Corporation of America Holdings dated July 16, 1998, incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1998. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.2 Co-Marketing Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

10.3 Shareholders' Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

10.4 Voting Agreement among the Company, Laboratory Corporation of America Holdings, Anixter International, Inc., Signal Capital Corporation, Portfolio Investment Company Limited, CLF, Ltd and CLF, LP, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

Exhibit No.        Description
------------------------------

10.5 Laboratory Services Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. Exhibit A to this Agreement was filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.

10.6 Security Agreement dated as of August 3, 1998, among the Company, Universal Standard Healthcare of Delaware, Inc. and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

10.7 Sublease dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

10.8 Transition Services Agreement dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. Portions of Schedule A to this Agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information.

10.9 Non-Compete Agreement, dated as of August 3, 1998, by the Company and all of its subsidiaries and affiliated companies for the benefit of Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

10.10 Universal Subordination Agreement, dated as of August 3, 1998, among the Company, Universal Standard Healthcare of Delaware, Inc. and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

Exhibit No.        Description
-----------------------------

10.11 Sublease Agreement, dated as of August 4, 1998, between the Company and Laboratory Corporation of America Holdings, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998. The Registrant agrees to furnish supplementally a copy of any omitted Schedule to the Securities and Exchange Commission upon request.

10.12 Consent of Signal Capital Corp., dated July 30, 1998, to the Amendment to Stockholders Agreement dated as of June 28, 1991 by and among Universal Standard Equity, Ltd., WestSphere Capital Associates, L.P., WestSphere Capital, Inc., Westsphere Funding II, L.P., Fleet National Bank, Signal Capital Corp., Marvin Eisner, MML, Inc., Robert Nowikowski, Barbara Pace, John Watkins, Perry McClung, Janney Montgomery Scott, Inc., Richard J. Berman, Marcus & Katz and Elan Holdings Corp, incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

10.13              Consent of Portfolio Investment Company Limited, CLF, LTD.
                   And CLF, L.P., dated July 31, 1998, to the Amendment to Stockholders Agreement dated as of June 28, 1991 by and among Universal Standard Equity, Ltd., WestSphere Capital Associates, L.P., WestSphere Capital, Inc., WestSphere Funding II, L.P., Fleet National Bank, Signal Capital Corp., Marvin Eisner, MML, Inc., Robert Nowikowski, Barbara pace, John Watkins, Perry McClung, Janney Montgomery Scott, Inc., Richard J. Berman, Marcus & Katz and Elan Holdings Corp., incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.

27                 Financial Data Schedule.