Form 10-K
period 1998-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1999-04-01
CIK 889187

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              ---------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For the year ended December 31, 1998
                       Commission File Number: 34-0-20400

                              ---------------------

                       UNIVERSAL STANDARD HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

                MICHIGAN                             38-2986640
   (State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
     incorporation or organization)

29200 NORTHWESTERN HIGHWAY, SUITE 300
SOUTHFIELD, MICHIGAN                                 48076
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no. including area code:      (248) 386-5374

Securities registered pursuant to Section 12(b)
of the Act:                                          NONE

Securities registered pursuant to Section 12(g)
of the Act:                                          COMMON STOCK
                                                     8.25% CONVERTIBLE SUBOR-
                                                     DINATED DEBENTURES DUE 2006


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates (2,670,805 shares on March 26, 1999) was $1,169,812. For purposes of this computation only, all directors, executive officers and owners of more than 5% of the Registrant's voting stock are assumed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date: 9,164,842 shares of Common Stock outstanding as of March 26, 1999.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

PART I

ITEM 1.  BUSINESS

GENERAL

         Universal Standard Healthcare, Inc. (the "Company"), through specialty managed care programs (the "Managed Care Programs") offered by its subsidiaries, provides clinical laboratory testing services, home medical services, and diagnostic imaging to employer, employer group -, union - and government-sponsored health care benefit plans and other groups for a fixed payment per participating employee or retiree ("capitated rate"). All services are provided by the Company under arrangements through contracting agreements with qualified providers.

BACKGROUND

         The Company was incorporated in Michigan in 1990 to acquire the business of the Company's predecessor, MML, Inc. (the "Predecessor"), and the stock of T.P.A., Inc. In the first half of 1992, the Company acquired clinical laboratory businesses based in Mid- and Northern Lower Michigan. The Company changed its name from Universal Standard Medical Laboratories, Inc. to Universal Standard Healthcare, Inc. in August 1997.

         On August 4, 1998, the Company sold its clinical laboratory customer list and certain tangible assets relating to its clinical laboratory business to Laboratory Corporation of America Holdings ("LabCorp") as part of its divestiture of its clinical laboratory operations (the "Asset Sale"). The Company has ceased all clinical laboratory operations. Accordingly, its clinical laboratory business, previously conducted under the name Universal Diagnostics, is being reported as a discontinued operation.

         In March 1999, the Company presented an out of court restructuring plan to the creditors of Universal Diagnostics, the holders of its 8.25% Convertible Subordinated Debentures, due February 1, 2006 (the "Debentures") and its principal bank lender. The Company believes that completion of an out of court restructuring will result in a greater benefit to the creditors of its former clinical laboratory business and holders of the Debentures. See "Item 1. Business-Work Out Strategy" and "Business - Risk Factors".

         References herein to the Company mean the Company, the Predecessor and their respective consolidated subsidiaries.

BUSINESS STRATEGY

         The Company's business strategy is to become a national leader in the development and delivery of innovative health care management programs. The Company has implemented a business strategy designed to leverage its expertise in the managed care area to expand its business and become a national competitor in the managed care industry. This strategy includes the development of new managed care products, such as the home medical services program and the imaging services program introduced in 1997. New programs will be offered to existing customers, as well as a means of attracting new customers. In addition, the Company has expanded its business geographically through the establishment of managed care sales offices in Ohio, Delaware and Florida and intends to establish additional offices or affiliates in 1999.

         The foregoing statements regarding the Company's business strategy and programs implemented in connection with such business strategy may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The ability of the Company to successfully execute the strategies set forth above involves a number of uncertainties, including, but not limited to, the ability of the Company to develop new managed care products, the level of interest that existing and potential new customers may have in managed care products offered by the Company, the ability of the Company to identify and satisfy market needs, the impact on the Company of recent and continuing changes in the health care industry, the competitive nature of the laboratory and managed care industries, and other factors listed under "Item 1. Business-Risk Factors".

WORK OUT STRATEGY

         On March 19, 1999, the Company proposed an out-of-court restructuring plan (the "Work Out Strategy") at a meeting (the "Creditors' Meeting") of the creditors of its former laboratory operation and the holders of its outstanding 8.25% Convertible Subordinated Debentures (collectively, the "Unsecured Creditors"). The proposed Work Out Strategy contemplates that the Unsecured Creditors will be paid a percentage of the debts owed to them over the next few years. Under the Work Out Strategy, the holders of the Debentures will maintain their existing right under the terms of the Debentures to convert the Debentures and accrued interest thereon into Common Stock at a conversion price of $4.375 per share.

         At the Creditors' Meeting, the Unsecured Creditors elected a committee of seven creditors (the "Creditors' Committee") to represent the interests of the Unsecured Creditors. The Creditors' Committee has retained counsel to assist it in its negotiations with the Company. While many of the Unsecured Creditors have been cooperative with the Company to date, there can be no assurance that the Company will be able to negotiate an acceptable Work Out Strategy with the Creditors' Committee or that a sufficient number of such Unsecured Creditors will accept the Work Out Strategy so that it can be successfully implemented by the Company. A number of Unsecured Creditors have initiated legal action (or have threatened to do so) if the amounts due to them are not paid in full.

         The Company is also negotiating with its principal bank lender to restructure its existing obligations to the bank, which includes outstanding indebtedness of $583,000 at March 25, 1999, letters of credit totaling $3.5 million and an equipment lease in the amount of $700,000. The proposed restructuring contemplates the repayment of the outstanding indebtedness and cash collateralization of the other bank obligations over time through the sale of laboratory assets, collection of accounts receivable and from operating cash flow.

         If an acceptable Work Out Strategy is not accepted by a sufficient number of Unsecured Creditors and the Company's principal bank lender, the Company may be compelled to seek protection under the federal Bankruptcy Code. See "Item 1. Business-Risk Factors - Defaults Under Indebtedness; Uncertainties Inherent in Work Out Strategy."


MANAGED CARE PROGRAMS

         OVERVIEW. Since 1985, the Company has offered Managed Care Programs for large employers, union-sponsored and government-sponsored health care benefit plans, as well as HMOs and PPOs and other groups. Under its Managed Care Programs, in exchange for a capitated rate, the Company's subsidiaries are required to provide, or to coordinate the provision of, substantially all of the services specified in the Managed Care Program contract to all Covered Persons.

         The Company's managed care subsidiaries design, develop and implement innovative health care solutions for its customers. The Company's expertise in network management, information processing, and utilization compliance are a few of its core competencies. The customers obtain significant health care savings, which have been sustainable in subsequent years, while improving the quality of the health care provided to its employees. The Company's Managed Care subsidiaries perform risk management and administrative functions and pay the providers, retaining a portion of the annual capitated fees.

         Depending on the Managed Care Program involved, services currently offered include any one or more of the following ordered by physicians for Covered Persons: non-hospital clinical laboratory testing, durable medical equipment, respiratory therapy and orthotic and prosthetic appliances ("Home Medical Services") and outpatient diagnostic imaging services. The Company arranges, through contracting agreements with other qualified providers, to provide the required services. The Company currently has 31 Managed Care Program contracts, eight of which began in 1998, covering approximately 1 million Covered Persons located in all 50 states. A "Covered Person" is a person who is entitled to benefits under a specific Managed Care Program Contract. Individuals participating in more than one Managed Care Program are treated as a separate Covered Person under each program.

         The Company's Managed Care Programs are designed to permit customers to reduce costs while maintaining the quality and availability of the specialty health care services offered by the Company. The Company's Managed Care Programs are also designed to lessen physicians' incentive to order unnecessary health care services. The Managed Care Programs implemented to date have resulted in first-year plan costs which were at least 20% lower than the plan sponsor's projected costs for that year and the Company has generally been able to sustain the savings for the plan sponsor in subsequent years. The Company's Managed Care Programs are also designed so that Covered Persons can continue to use the physicians of their choice.

         CUSTOMERS. The principal customers for which the Company has established Managed Care Programs are large employers, union-sponsored and government-sponsored health care benefit plans, as well as HMOs and PPOs. Although many of the Company's new Managed Care Programs are with groups not affiliated with the automobile industry, during 1996, 1997 and 1998, a majority of the Company's Managed Care Program revenues were derived from contracts with unions and companies affiliated with the automobile industry. In 1998, revenues derived from contracts with three automotive customers accounted for virtually all of these automobile industry-related Managed Care Program revenues. A decrease in the number of employees and retirees under these programs, downsizing in the automobile industry or an adverse change in the Company's relationships with the employers and unions with whom it has Managed Care Programs could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. During 1998, managed care programs with Ford Motor Company ("Ford") accounted for 27% of its consolidated net revenues, Chrysler Corporation ("Chrysler") accounted for 19% of its consolidated net revenues and General Motors Corporation ("General Motors") accounted for 28% of its consolidated net revenues. The General Motors contract terminated on October 31, 1998. See "Item
1. Business - Risk Factors - Dependence on Key Managed Care Customers."

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

         The Company contracts on a discounted fee-for-service basis with third-party clinical laboratories to provide all laboratory services to covered Persons. The Company entered into a Laboratory Services Agreement with LabCorp effective as of August 3, 1998. Under the terms of the five-year agreement, LabCorp is the preferred provider of clinical laboratory services for the Company's managed care customers. Generally, in those circumstances where LabCorp does not wish to provide services or does not have sufficient facilities, or where customers or existing contracts require other providers, or where the Company had an existing contract with a provider at August 3, 1998, the Company may contract with other laboratory providers. The Company pays LabCorp on a fixed fee-for-service basis. The Laboratory Services Agreement may be terminated by either party for material breach by the other party upon thirty days prior written notice. See "Item

1. Business - Risk Factors - Dependence on Managed Care Contractors" for a discussion of certain allegations by LabCorp that the Company has breached the Laboratory Services Agreement.

         The Company contracts with providers other than LabCorp are generally terminable by either party on short notice. See "Item 1. Business - Risk Factors
- Dependence on Managed Care Contractors" for a discussion of the impact on the Company of a termination by LabCorp or the Company's other clinical laboratory providers of their contracts.

         HOME MEDICAL SERVICES. The Company's home medical services ("HMS") program provides all durable medical equipment (such as hospital beds, wheelchairs and canes), respirator therapy, infusion, orthotic and prosthetic appliances and related supplies at a prepaid, capitated rate.

         The Company contracts with third parties to provide services under its HMS agreements. The contracts for durable medical equipment and supplies under these programs are generally on a capitated basis and generally run for the term of the program contract. Currently, other providers under these programs provide services on a discounted fee-for-service basis and their arrangements are generally terminable by either party on short notice.

         The Company's Managed Care Subsidiary in Michigan (the "Michigan Managed Care Subsidiary") is the nationwide administrator and utilization control coordinator of Ford Motor Company's and the United Auto Workers' HMS program for employees enrolled in the traditional health plan (the "Ford HMS Program"). The multi-year contract became effective June 1, 1995 and covers approximately 225,000 Ford hourly workers, non-Medicare retirees and their dependents in 50 states. The fixed monthly fee established by the Company for the Ford HMS Program is guaranteed by the Company through March 1, 2000, while the program is terminable by Ford upon 30 days prior written notice. This HMS program resulted in first-year annual employer expenditures for these services which were at least 30% less than the plan sponsor's projected costs for that year. The Company is required to indemnify Ford under the Ford HMS program for any expenses incurred by Ford in replacing the HMS program in the event that Ford cancels such a program due to the Company's or any of its contractors' non-performance. The Company's obligations under the Ford HMS program are secured by a $1.8 million letter of credit. See "Item 1 Business - Risk Factors Dependence on Managed Care Contracts" for a discussion of certain risks associated with the Company's Home Medical Services Programs.

         The Company has four additional HMS programs currently in effect. These programs are generally terminable by the customer upon short notice.

         DIAGNOSTIC IMAGING SERVICES. The Company also has a Managed Care Program providing outpatient diagnostic imaging services at a prepaid, capitated rate. The Company has contracted with a third party to assist in the establishment of a network of radiologists and radiology clinics to provide diagnostic imaging services and assist the Company in managing this network. Network providers are paid on a discounted fee-for-service basis and their arrangements are generally terminable by either party on short notice.

SALES AND MARKETING

         As of December 31, 1998, the Company employed 11 sales and service representatives to market the Managed Care Programs primarily to large employer-, employer group-, union- and government-sponsored health care benefit plans, HMOs, PPOs, health care alliances and other groups. The establishment of a Managed Care Program for a large employer or other group often requires the involvement of multiple departments within the employer or group, as well as participation of that company's unions. As a result, Managed Care Programs may take six months to a year or more to negotiate and implement.

         The Company also markets its Managed Care Programs through other managers of health care benefits. The Company has a Teaming Agreement with a manager of healthcare benefits to sell the Company's Managed Care Programs with programs offered by the manager of health care benefits. The teaming arrangement allows the health care benefit manager to offer broader programs providing greater potential savings for potential customers. Under the Teaming Agreement, the Company's programs are offered and sold through the sales and marketing networks of this manager, permitting the Company to reach a broader group of potential customers.

         The Company and LabCorp entered into a Co-Marketing Agreement, dated as of August 3, 1998 (the "Co-Marketing Agreement"), for the purpose of coordinating and complementing their marketing and sales efforts to new and existing managed care customers and to utilize each company's expertise and resources in such efforts. The Co-Marketing Agreement further provides that in the event of the termination of the Co-Marketing Agreement or in certain cases, the occurrence of other events, the Company will pay to LabCorp the Co-Marketing Termination Fee. The Co-Marketing Termination Fee is calculated as set forth in the Co-Marketing Agreement, but cannot exceed $4,250,000. If LabCorp terminates the Co-Marketing Agreement, the Co-Marketing Termination Fee is not payable until August 1, 2000. If the Co-Marketing Termination Fee does not become payable by November 30, 2000, the Company's obligation to pay such fee expires. The Company's obligation to LabCorp for the Co-Marketing Termination Fee is secured by a security interest in all of the Company's assets and the assets of its wholly-owned subsidiary Universal HealthCare of Delaware, Inc. ("Universal Delaware"), other than the capital stock of certain regulated companies owned by Universal Delaware. LabCorp has agreed to subordinate the Company's obligation to LabCorp for the Co-Marketing Termination Fee and LabCorp's security interest in certain assets of the Company to certain debt of the Company and the assets securing such debt. In the event the Co-Marketing Termination Fee is paid, the Company will have the right to purchase 1,416,667 shares for Common Stock owned by LabCorp for $0.50 per share, as provided in the Stock Purchase Agreement (the "Special Call Right').

COMPETITION

         The Company competes on the basis of price, service and its experience. The Company believes its experience, reputation and long-standing relationships offer it a competitive advantage with respect to maintaining its existing Managed Care Programs and establishing new Managed Care Programs. The Company is experiencing increased competition with regard to its Managed Care Programs from insurance companies, HMOs, PPOs, third-party administrators and other managed health care companies which offer similar programs. However, such similar programs generally have not had the capability to handle in- and out-of-network claims. Nevertheless, these other programs can cause pricing pressure on the Company's programs. See "Item 1. Business - Risk Factors Competition."

         In addition to competition for customers, the Company faces increasing competition for obtaining the services of qualified personnel. These personnel are difficult to recruit and retain, and there can be no assurance that the Company will be successful in attracting and retaining these employees. See "Item 1. Business - Risk Factors - Dependence on Senior Management."

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

         The Michigan Managed Care Subsidiary is permitted to make cash distributions to the Company out of such subsidiary's earned surplus, to the extent such distributions do not cause the subsidiary to fail to satisfy the minimum net worth, working capital and other reserve requirements of the Michigan Insurance Bureau or the Michigan Insurance Bureau has not otherwise limited such distributions. The Michigan Insurance Bureau has restricted the amount of distributions that the Michigan Managed Care Subsidiary may make to the Company. See "Item 7. Management's Discussion and Analysis-Liquidity and Capital Resources."

         The other states in which the Company's other Managed Care subsidiaries have Managed Care Programs regulate such subsidiaries to varying degrees and, in some instances, require licenses. Loss of these licenses could result in the Company being prohibited from continuing to offer its Managed Care Programs in one or more states. The Company's Managed Care subsidiary in Ohio is also subject to certain reporting requirements, reserve requirements and limitations on cash distributions. As the Company expands its Managed Care Programs into other states, it may experience similar requirements or limitations in certain of those states as well.

         If the Company were not able to derive adequate levels of cash from its Managed Care Subsidiaries, it is possible that the Company would not have sufficient cash available to fund its working capital needs and debt service requirements.

         THIRD-PARTY REIMBURSEMENT REGULATION. Medicare and Medicaid reimbursements accounted for a significant portion of the Company's net revenues from its former clinical laboratory operations. The Company is subject to audits and retroactive audit adjustments for Medicare and Medicaid payments. The Company has from time to time experienced these audits by third-party payors and, from time to time, has been required to return monies paid to it by such payors. The Company has not yet received final determination notices or decision letters relating to an audit conducted by one of its largest third-party payors.

         The Company's liquidity may be affected by how promptly the Company is reimbursed by Medicare, Medicaid and other third-party payors for its former clinical laboratory operations. The Company from time to time has experienced a slowdown in payments from such third-party payors.

         ANTI-FRAUD AND ABUSE REGULATION; MEDICARE AND MEDICAID REIMBURSEMENT. Although the Company currently does not participate in Medicare or Medicaid for its managed care business, it could participate in such programs in the future. In addition, in the Company's former laboratory division did participate in Medicare and Medicaid.

         The Medicare and Medicaid Patient and Program Protection Act of 1987, as amended, and various other federal and state statutes (the "Fraud and Abuse Statutes") prohibit health care providers, including managed care companies, from soliciting, offering, paying, receiving or accepting any remuneration as an inducement for the referral or the arrangement of referral of patients, items or services for which payment is made in whole or in part under the Medicare or Medicaid and other private and government third-party payor programs. Contravention of the Fraud and Abuse Statutes is a criminal and civil violation and can subject the health care provider and persons acting on behalf of the health care provider to significant fines, penalties, imprisonment and exclusion from the Medicare and Medicaid and other third-party payor programs.

         The Fraud and Abuse Statutes also prohibit bribes and kickbacks in connection with the furnishing of goods or services under Medicare or Medicaid or other third-party payor programs and prohibit offers of rebates or other benefits to persons, items or services to the Company. The Company is also subject to other federal and state statutes that impose civil and criminal penalties for claims upon federal or state authorities for payment or reimbursement for services, or any related statements made to induce payment, if such claims or statements are found to be false, misleading or otherwise fraudulent.

         The Company may be excluded from participation in Medicare and Medicaid for a variety of reasons. These reasons include, among others, revocation or suspension of any of its health care licenses, suspension under a state health care program or any federal government program (whether or not related to health care), submission of false or fraudulent claims or related statements to authorities engaging in kickbacks or other prohibited activities, failure to provide necessary information to regulatory authorities or to comply with administrative orders, or violation of federal or state health care laws applicable. Exclusion also can occur if the Company, or any of its officers, directors, agents, managing employees or any person with a five percent or greater share of ownership or control is convicted of certain criminal offenses related to healthcare laws. Violation of these laws by the Company could result in the Company being prohibited from contracting for Medicare or Medicaid reimbursed services. Currently, the Company has no Managed Care contracts that provide for it to receive Medicare or Medicaid reimbursements.

         ENVIRONMENTAL REGULATION. While the Company operated a clinical laboratories, it was subject to certain laws relating to protection of the environment and public safety and health, including federal and state laws governing the containment, storage, decontamination and disposal of certain defined medical wastes and hazardous wastes.

         SAFETY AND HEALTH REGULATION. Pursuant to the Federal Occupational Safety and Health Act and the Michigan Occupational Safety and Health Act, laboratories have a general duty to provide a workplace for employees that is safe from hazard. The United States Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA has promulgated regulations specifically applicable to occupational exposures to blood borne pathogens in the workplace. These regulations currently require evaluation of potential workplace exposures, employee training and development of an exposure control plan, and include engineering and workplace controls, workplace practices, and the offering of certain vaccinations to applicable employees. The Company was previously subject to these requirements when it operated clinical laboratories and could be subject to penalties in excess of the value of the services rendered for any prior non-compliance or false certification of compliance.

         COMPLIANCE PROGRAM. Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant concern throughout the health care industry. The Company has begun to implement a compliance program. The objective of the program is to develop aggressive and reliable compliance safeguards. Emphasis is placed on developing training programs for personnel intended to assure the strict implementation and observance of all applicable rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. The Company's current compliance plan appoints a compliance officer, provides for the establishment of a Compliance Committee of the Board of Directors and requires periodic reporting of compliance operations by management to the compliance officer who will report directly to the Board of Directors. Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

         GENERAL. The laws and regulations affecting the health care industry change frequently. There can be no assurance that changes to such laws and regulations will not have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. In addition, legislation may be introduced in Congress or by one or more state legislatures to reform certain facets of the health care delivery system. The Company cannot predict whether any of these possible proposals will become law or the effect such legislation would have on the Company. In addition, even consideration of reform proposals can have an adverse effect on the Company's Managed Care Programs because the Company believes health care plan sponsors are less willing to consider changes in their plans when they think the government will mandate the types of benefits that must be provided or the method of delivery of benefits. The Company cannot predict which, if any, health care reform proposals will be adopted or, if adopted, their effect on the Company's business.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 83 employees, approximately 81 of whom were full-time employees. In February , 1997 the Company entered into an agreement with a professional employer organization ("PEO"), the result of which is that substantially all of the Company's personnel are now leased from the PEO. None of the Company's personnel are represented by a labor union or are subject to a collective bargaining agreement and the Company has never experienced a work stoppage as a result of its personnel relations.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN
EVALUATING THE COMPANY AND ITS BUSINESS.

         RECENT LOSSES. The Company has reported a net loss for each of the last three fiscal years principally due to its discontinued laboratory operations. The Company has ceased all of its laboratory operations and so does not expect continuing losses in the magnitude it has previously reported.

         The Company's independent certified public accountants' audit opinion on the 1998 consolidated financial statements included an uncertainty paragraph which stated, in part that the Company's financial results "...raise substantial doubt about the Company's ability to continue as a going concern."

         The Company's continuing operations consist of its Managed Care Programs. Although the Company expects to eventually become profitable, it expects to continue to report net losses in the short term and there can be no assurance that the Company will become profitable. The foregoing statement is a "forward looking statement" within the meaning of the Securities Act of 1933. The ability of the Company to become profitable is subject to a number of uncertainties, including those described in the following "Risk Factors."

         DEFAULTS UNDER INDEBTEDNESS; UNCERTAINTIES INHERENT IN WORK OUT STRATEGY. The Company has defaulted in the payment of interest on its 8.25% Convertible Subordinated Debentures due February 1, 2006 (the "Debentures"). From time to time, the Company may be in default under its loan agreement with its principal bank lender. In addition, the Company has defaulted in its payment obligations to certain creditors of the Company's former clinical laboratory division, Universal Diagnostics.

         The Company has proposed the Work Out Strategy to creditors of its former laboratory operation and the holders of its outstanding Debentures described under "Item 1 Business - Business Strategy." The proposed Work Out Strategy provides for these creditors to receive payments of only a portion of the amount due to them, payable over the next few years. There can be no assurance that the Company will be able to negotiate an acceptable Work Out Strategy with its creditors and holders of Debentures or that a sufficient number of such creditors and holders of Debentures will accept the Work Out Strategy to permit it to be successfully implemented. A number of these creditors have initiated legal action or have threatened to do so if the amounts due to them are not paid in full. The Company is also negotiating a restructuring of the obligations due to its principal bank lender. If the Work Out Strategy is not accepted by the Company's creditors and holders of Debentures and its principal lender, the Company may be forced to seek the protections offered by the federal Bankruptcy Code.

         LOSS OF NASDAQ LISTING. The Company's Common Stock is expected to be delisted from Nasdaq and is not expected to be traded on an established trading market. It is not expected that the Company will satisfy the requirements of any established trading market, including Nasdaq, for the listing of its Common Stock in the near term. Accordingly, trading of the Common Stock will be more difficult than in the past and trading information concerning the Common Stock will not be as readily available as in the past. It is also possible that certain institutional investors will no longer be able or willing to hold the Common Stock and may attempt to sell the Common Stock in the open market or otherwise. In addition, it will be difficult for the Company to attract market makers and analysts to trade in or report on the Common Stock. Any of the foregoing events could have a further negative impact on the public trading prices of the Common Stock.

         FACTORS ADVERSELY AFFECTING THE COMPANY'S OPERATING CASH; RESTRICTIONS ON CASH DISTRIBUTIONS FROM MANAGED CARE SUBSIDIARIES. There can be no assurance that the Company will be able to generate operating cash flow or to receive cash distributions from its Managed Care Subsidiaries (as defined below) to the extent required to fund the Company's operating cash flow needs, including those resulting from the winding up of the Company's discontinued operations and those required to fund the Work Out Strategy. In the event that the Company is not able to generate cash to the extent required to fund the Company's operations from the sources described below, the Company will have to consider obtaining additional financing or disposing of assets relating to its managed care business. There can be no assurance that the Company will be able to derive sufficient cash from such sources to support its continued operation.

         The Company conducts its managed care programs ("Managed Care Programs") through subsidiaries ("Managed Care Subsidiaries") which are required to be licensed in certain states, including the state of Michigan, and must comply with applicable state regulations as a condition to continued licensure. Such regulations include requirements relating to maintaining minimum levels of net worth, working capital and cash reserves and limitations on distributions by the Managed Care Subsidiaries to the Company. From time to time, the Managed Care Subsidiaries may not be able to make cash distributions to the Company at levels required to fully fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's Managed Care Subsidiary operating in the State of Michigan (the "Michigan Managed Care Subsidiary") is subject to regulation by the Michigan Insurance Bureau ("MIB"). The Company's Michigan Managed Care Subsidiary proposes to enter into an agreement with the MIB agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without 30 days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such 30 day period. As a result, future cash transfers from the Michigan Managed Care Subsidiary to the Company are likely to be limited to payments for services rendered and dividends payable from the Michigan Managed Care Subsidiary's earned surplus, which is more limited than cash transfers made in the past.

         Other factors that could adversely affect the Company's operating cash include uncertainties inherent in the Company's efforts to successfully complete the Work Out Strategy; intense competition in the managed care business, particularly from larger, better capitalized companies; dependence of the Company on third parties to provide services under its managed care programs; uncertainties due to the fact that the Company's programs are generally terminable by the customer on short notice and many of the Company's service arrangements are terminable on short notice; periodic disputes between the Company and its primary clinical laboratory provider, LabCorp, and related threats by LabCorp to terminate the existing Laboratory Services Agreement for alleged breaches by the Company; the impact of the highly regulated nature of the managed care business on the Company's continuing operations; the cost and the ability of the Company to continue to satisfy increasing regulatory requirements relating to the managed care business; the long sales cycle involved in the managed care business; the dependence of the Company on a limited number of large customers for its revenue and growth, most of whom are involved in the automotive industry; the ability of the Company to develop new managed care products; the level of interest that existing and potential new customers have in managed care products offered by the Company; the ability of the Company to identify and satisfy market needs; potential increases in operating costs resulting from the failure of the Company's principal suppliers to become year 2000 compliant; and economic conditions in the health care and automotive industries in general.

         COMPETITION. With respect to its Managed Care Programs, the Company competes on the basis of price, service and its experience in providing this type of health care program. The Company believes its experience, reputation and long-standing relationships offer it a competitive advantage with respect to maintaining its existing Managed Care Programs and establishing new Managed Care Programs. The Company is experiencing increased competition with regard to its Managed Care Programs from insurance companies, HMOs, PPOs, third-party administrators and other managed health care companies which offer similar programs. In particular, the Company is facing aggressive pricing of these programs by its principal competitors. There can be no assurance that competition in existing or new markets will not have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         DEPENDENCE ON MANAGED CARE PROGRAMS. The Company's Managed Care Programs represent the source of all of the Company's ongoing net revenues. Under the Managed Care Programs, in exchange for a capitated rate, the Company is required to provide, or to coordinate the provision of, substantially all of the services specified in the Managed Care Program contract to all Covered Persons. Depending on the Managed Care Program involved, those services currently include any one or more of the following ordered by physicians for Covered Persons: non-hospital clinical laboratory tests, durable medical equipment, respiratory therapy and orthotic and prosthetic appliances (devices supporting joints or muscles or artificially replacing body parts) and outpatient diagnostic imaging services. Therefore, the Company's revenues under these programs are fixed and its costs depend on the extent to which its services are used by Covered Persons. There can be no assurance that higher than anticipated utilization rates over an extended period of time will not cause the expenses associated with the Managed Care Programs to exceed net revenues, which would have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. The fixed monthly payments established by the Company generally are guaranteed by the Company for two years, while the contracts governing the Managed Care

Programs are generally renewable on an annual basis and are terminable upon 30 or 60 days written notice by the customer. There can be no assurance that the Company will not lose a significant Managed Care Program, which could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         DEPENDENCE ON MANAGED CARE CONTRACTORS. For the Company's laboratory Managed Care Programs, the Company contracts on a discounted fee-for-service basis with independent clinical laboratories. LabCorp is the Company's Preferred Laboratory Provider pursuant to a Laboratory Services Agreement with a five year term ending August 3, 2003. LabCorp has claimed that the Company has breached the Laboratory Services Agreement by contracting with certain other laboratory providers and by failing to make payments in a timely fashion in accordance with the terms of the Agreement and has terminated the agreement effective March 30, 1999. The Company does not believe it has breached the Laboratory Services Agreement and has so advised LabCorp. In addition, the Company believes that LabCorp has breached the Laboratory Services Agreement. Discussions between the Company and LabCorp regarding these matters are ongoing. LabCorp is unwilling to perform services under this contract after April 13, 1999, requiring the Company to locate another national clinical laboratory or a group of smaller laboratories throughout the country to provide such services on short notice and, potentially, at a significantly greater cost. While the Company believes it can replace LabCorp's services without a significant increase in cost, there can be no assurance to that effect. The foregoing statement is a "forward looking statement" within the meaning of the Securities Act of 1933. The ability of the Company to replace the services of its principal laboratory provider involves a number of uncertainties, including, but not limited to the impact that the Company's current financial difficulties will have on the willingness of other laboratory providers, particularly the larger national or regional providers, to do business with the Company, the possibility that such providers will charge increased fees or require up-front payments or deposits or other financial accommodations as a condition to doing business with the Company and the willingness of the Company's customers to accept services from another laboratory or group of laboratories. In addition, there are a limited number of national and regional laboratories. If more than one of these laboratories refused to do business with the Company, the cost of providing services could increase significantly and the access of the Company's Covered Persons to required services could decrease significantly. As a result, the termination by LabCorp of its contract may have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         The Company also contracts with other clinical laboratories. These contracts are generally terminable on short notice. Because the Company does not have long-term agreements with its other clinical laboratory providers, it may be subject to increases in prices to provide services under these agreements, which may adversely affect the Company's profitability.

         All services under the Company's home medical services ("HMS") and diagnostic imaging Managed Care Programs are contracted to a small number of providers. If a contractor did not or was not able to provide services, the Company would be obligated to locate other providers to do so, potentially at a significantly greater cost. The refusal of one of these contractors to participate in future HMS or imaging programs could have a material adverse effect on the Company's ability to offer these programs and on the Company's costs of providing these programs. Although certain providers under the HMS Programs provided services, others are paid on a discounted fee for service basis. Because the Company does not have long-term agreements with these providers, it may be subject to increases in prices to provide services, which may adversely affect the Company's profitability.

         The Company is required to indemnify Ford Motor Company ("Ford") for any expenses incurred by Ford in replacing the Ford HMS Program in the event that Ford cancels such program due to the Company's or its contractor's non-performance. The current providers under the HMS programs have not provided similar indemnification to the Company. The Company's obligations under the Ford HMS Program are secured by a $1.8 million letter of credit.

         DEPENDENCE ON KEY MANAGED CARE CUSTOMERS. Although many of the Company's new Managed Care Programs are with groups not affiliated with the automobile industry, a majority of the Company's Managed Care Program revenues have been from contracts with companies and unions affiliated with the automobile industry. A decrease in the number of employees and retirees under these programs, downsizing in the automobile industry or an adverse change in the Company's relationships with the employers and unions with whom it has Managed Care Programs could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. The loss of either one of the Company's two principal automotive customers could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. In addition, because of the relatively low costs of the services provided by the Company in its Managed Care Programs (relative to total health care costs), the market for the Company's Managed Care Programs is limited to sponsors of significant size who are willing to administer the health care services offered by the Company separately from their other health care benefits.

         DEPENDENCE UPON SENIOR MANAGEMENT. The Company's success depends upon the continued services of certain members of its senior management. Competition among managed care companies for qualified personnel is intense. The loss of the services of certain members of senior management for any reason may have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         POSSIBLE ADVERSE EFFECTS OF GOVERNMENT REGULATION. The Company must comply with various federal and state laws, regulations and restrictions governing its Managed Care Programs, business practices such as referrals from health care providers, and reimbursement for services.

         The Company's third-party payors relating to its previous clinical laboratory business, including Medicare and Medicaid, from time to time conduct audits and reviews of the Company's activities to determine compliance with these laws, regulations and restrictions. In recent years, these third-party and governmental payors have significantly expanded their efforts to detect instances of non-compliance and related enforcement activities. The Company has from time to time experienced compliance reviews, including reviews of its billing practices, by its third-party payors and, from time to time, has been required to return monies paid to it by such payors. The Company has not yet received a final determination notice or decision letter relating to an audit conducted by one of its largest third-party payors. Failure to comply with these laws, regulations or restrictions could result in the imposition of significant fines, civil and criminal penalties, third-party liability, exclusion from Medicare and Medicaid, any of which could have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations.

         The laws and regulations affecting the health care industry and third party reimbursement change frequently. There can be no assurance that changes to such laws and regulations will not have a material adverse effect on the Company's business, financial condition, including working capital, and results of operations. In addition, legislation may be introduced by Congress or by one or more state legislators to reform certain facets of the health care delivery system. The Company cannot predict whether any of these possible proposals will become law or the effect such legislation would have on the Company. In addition, even consideration of reform proposals can have an adverse effect on the Company's Managed Care Programs because the Company believes health care plan sponsors are less willing to consider changes in their plans when they think the government will mandate the types of benefits that must be provided or the method of delivery of benefits. The Company cannot predict which, if any, health care reform proposals will be adopted or, if adopted, their effect on the Company's business.

         LITIGATION AND LIMITS OF LIABILITY INSURANCE COVERAGE. The Company may be subject to legal actions arising out of the performance of its laboratory testing services prior to the Asset Sale. Damages assessed in connection with, and the cost of defending, any legal actions could be substantial. The Company maintained professional liability insurance and customary liability insurance coverage during periods that the Company rendered laboratory services in types and amounts that management believes are adequate in view of the risks associated with the Company's operations. There can be no assurance that this coverage will be sufficient. Furthermore, there can be no assurance that the Company will have resources sufficient to satisfy any liability or litigation expenses that may result from any uninsured or underinsured claims.

         CONTROL BY EXISTING SHAREHOLDERS. The Company's directors, executive officers and their affiliates in the aggregate beneficially own a majority of the outstanding shares of Common Stock. As a result, these shareholders as a group are able, in effect, to determine the outcome of corporate actions requiring shareholder approval, including the election of directors, and otherwise control the business of the Company.

ITEM 2.  PROPERTIES

         On or about April 1, 1999, the Company will move its managed care operations to a 16,000 square foot leased facility located in Southfield, Michigan. The Company's lease is for a five-year term and is cancelable earlier at the option of the landlord at the end of the first or third years of the lease upon six months prior written notice.

         The Company has terminated its lease for its former 94,000 square foot laboratory, headquarters and administrative offices located in Southfield, Michigan effective March 30, 1999.

         Borrowings under the Company's credit facility with its principal lender are collateralized by substantially all of the Company's assets, except for assets of the Company's Managed Care subsidiaries.

         The Company's obligation to LabCorp for the Co-Marketing Termination Fee is secured by a security interest in all of the Company's assets and the assets of its wholly-owned subsidiary Universal Healthcare of Delaware, Inc. ("Universal Delaware"), other than the capital stock of certain regulated companies owned by Universal Delaware. LabCorp has agreed to subordinate the Company's obligation to LabCorp for the Co-Marketing Termination Fee and LabCorp's security interest in certain assets of the Company to certain debt of the Company and the assets securing such debt. See "Item 1. Business - Sales and Marketing."

ITEM 3.  LEGAL PROCEEDINGS

         The Company was a defendant in a suit filed by Ivonyx , Inc. against Universal Standard Healthcare of Michigan, Inc., a subsidiary of the Company (the "Michigan Managed Care Subsidiary"), in Oakland County Circuit Court, Michigan on February 19, 1997, and amended March 13, 1998. In January, 1999, the Company settled the suit with Ivonyx, with the Company paying Ivonyx $35,000. Ivonyx was a subcontractor under the Company's HMS Program with Ford Motor Company, providing respiratory therapy, home infusion services and orthotic and prosthetic appliances ("O & P") pursuant to a Primary Provider Agreement with the Michigan Managed Care Subsidiary. The suit alleged that the Michigan Managed Care Subsidiary breached the Primary Provider Agreement by not paying Ivonyx amounts it alleged were due under such agreement for services rendered by Ivonyx and included claims for quantum meruit and unjust enrichment. The Michigan Managed Care Subsidiary filed a counterclaim against Ivonyx claiming Ivonyx breached the Primary Provider Agreement by failing to enter into a subcontract with an O & P provider and failing to pay amounts owing to the Michigan Managed Care Subsidiary. The Primary Provider Agreement with Ivonyx terminated in February 1998.

         The Company is a defendant in a suit filed by FS Laboratory in Oakland County Circuit Court, Michigan alleging that the Company owed FS Laboratory an additional $500,000 in contingent payments in connection with the March 1994 acquisition by the Company of the assets of FS Laboratory. In the fall of 1998, a judgment for $1.1 million (including accrued interest) was rendered against the Company in favor of FS Laboratory. The Company has appealed the case to the Michigan Court of Appeal and intends to vigorously pursue this appeal.

         The Company is a defendant in a suit filed by Huston Technology, Inc.("Huston"), in Oakland County Circuit Court, Michigan on February 23, 1999. Huston alleges that the Company failed to give Huston notice of the availability of additional space in the Company's former headquarters building in breach of Huston's sublease and allow Huston the opportunity to lease the space itself or find a tenant for the space. Huston also alleges that the Company failed to pay Huston a commission for subleasing space on the first and second floor of the headquarters. Finally, Huston alleges that the Company failed to allow Huston to supply it with goods and services as was contemplated by an amendment to the Huston's sublease. Huston alleges damages in excess of $25,000. The Company intends to vigorously defend this matter.


ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock was traded on The Nasdaq National Market under the symbol UHCI during 1997 and 1998. The Company expects the Common Stock to be delisted from the Nasdaq National Market and does not expect the Common Stock to be traded on an established trading market. The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on The Nasdaq National Market.


1997                    High                              Low
                        ----                              ---
First Quarter           4 3/8                             2 7/8
Second Quarter          4 1/8                             2 3/4
Third Quarter           4                                 2 3/4
Fourth Quarter          3 3/4                             2


1998
First Quarter           2 7/8                             1 1/2
Second Quarter          2 1/2                             1 1/2
Third Quarter           3 1/4                              15/16
Fourth Quarter          1 1/2                               5/8


         As of March 26, 1999, there were approximately 129 record holders of the Common Stock based upon the records of the Company's transfer agent.

         The Company did not pay any cash dividends on the Common Stock in 1997 or 1998, and it does not intend to pay any cash dividends on the Common Stock in the foreseeable future. In addition, certain covenants in the Company's credit facility and a certain Stock Purchase Agreement with LabCorp restrict the Company's ability to pay cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company currently anticipates that it will retain all of its earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial information set forth below is derived from the Company's audited consolidated financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto included elsewhere herein.


                             YEAR ENDED DECEMBER 31
                                                        1998           1997           1996          1995           1994
                                                       -------        -------        -------       -------        -------
                                                                 (In thousands, except per share data)
RESULTS OF OPERATIONS DATA

Total Net Managed Care Revenue                         $25,538        $18,764        $17,522       $18,406        $15,451
                                                       -------        -------        -------       -------        -------
Income (loss) from continuing
operations before income tax expense                   (1,243)           (554)           882           997            765
                                                       -------        -------        -------       -------        -------


Income (loss) from continuing                          $ (0.23)       $ (0.10)       $  0.08       $  0.16        $  0.12
operations per share (basic and diluted)               -------        -------        -------       -------        -------



BALANCE SHEET DATA (1): (AT END OF
PERIOD)

Total assets                                             9,525         40,175         57,072        64,566         65,816
                                                       -------        -------        -------       -------        -------
Long-term obligations                                    5,077         20,108         19,013        12,443         13,669
(including redeemable stock)                           -------        -------        -------       -------        -------


OTHER DATA:

EBITDA(2)                                              $  (272)       $   253        $ 1,631       $ 2,375        $ 1,993
                                                       -------        -------        -------       -------        -------
EBITDA, excluding special charge (2)                   $  (272)       $ 1,543        $ 1,631       $ 2,375        $ 1,993
                                                       -------        -------        -------       -------        -------
EBITDA, excluding special charge and
General Motors contract (3)                            $ 1,002        $ 2,069        $ 1,631       $ 2,375        $ 1,993
                                                       -------        -------        -------       -------        -------

Net cash provided by operating                         $(4,132)           469            878         4,267          3,992
activities(4)                                          -------        -------        -------       -------        -------


Net cash used in investing activities                  $ 5,137        ($1,302)       ($1,604)      ($1,797)       ($1,644)
                                                       -------        -------       --------       -------        -------
Net cash provided by (used in) financing
activities                                             $(1,701)         ($142)        $1,954       ($2,761)       ($2,156)
                                                       -------        -------       --------       -------        -------

(1) The Company has paid no dividends on Common Stock during the periods presented.

(2) EBITDA represents earnings (losses) before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item and acquisition expense but after restructuring and special charge. EBITDA excluding special charge represents earnings (losses) before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item, acquisition expense and special charges of $1.3 million in 1997. The Company and managed care industry analysts use EBITDA as a method of measuring and comparing the financial performance of managed care companies, many of which were formed by combining with and acquiring other managed care companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA excluding special charge is included in the table to permit a year to year comparison of EBITDA data exclusive of those charges not expected to be recurring. Neither EBITDA nor EBITDA excluding special charge should be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

(3) EBITDA excluding special charge and General Motors contract represents earnings (loss) before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item, acquisition expense, special charges of $1.3 million in 1997 and losses on the General Motors administrative services contract. EBITDA for 1997 was reduced by $526,000 in startup costs and programming costs associated with the General Motors administrative services contract. EBITDA for 1998 was reduced by a $1.3 million loss on the General Motors contract. The General Motors contract was structured as an administrative services contract and was not profitable as structured. The Company's typical managed care program is capitated arrangement, which provides for claim expense controls and utilization reduction.

(4) Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion and analysis of financial results covers the three years ended December 31, 1998. The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of operations.


                                                                                         YEAR END DECEMBER 31
                                                                                      1998         1997          1996
                                                                                     ------       ------        ------
NET MANAGED CARE REVENUE                                                                100%         100%          100%
                                                                                     ------       ------        ------

OPERATING EXPENSES:
         CLAIMS AND PROCESSING                                                           86           68            70

         SELLING, GENERAL AND ADMINISTRATIVE                                             15           24            21

         SPECIAL CHARGES                                                                  0            7             0

         DEPRECIATION                                                                     2            2             2

         AMORTIZATION                                                                     2            2             2
                                                                                     ------       ------        ------
         TOTAL OPERATING EXPENSES                                                      (105)        (103)           95
                                                                                     ------       ------        ------

OPERATING INCOME (LOSS)                                                                  (5)          (3)            5

INTEREST EXPENSE                                                                          1            1             1

OTHER INCOME, NET                                                                         0            0             0
                                                                                     ------       ------        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE                       (6)          (4)            4

INCOME TAX EXPENSE                                                                        0            0             2
                                                                                     ------       ------        ------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                             (6)          (4)            3

LOSS ON DISPOSAL OF LABORATORY DIVISION                                                 (55)        (107)          (47)

LOSS FROM OPERATIONS OF LABORATORY DIVISION, NET OF APPLICABLE                          (61)           0             0
INCOME TAX BENEFIT                                                                   ------       ------        ------

NET LOSS                                                                              (122)%        (110)%         (44)%
                                                                                     ======       ======        ======

EBITDA*                                                                                (1.1%)        1.4%          9.3%

EBITDA EXCLUDING SPECIAL CHARGE*                                                       (1.1%)        8.2%          9.3%

EBITDA EXCLUDING SPECIAL CHARGE AND GENERAL MOTORS                                      5.5%        11.0%          9.3%

CONTRACT**
NET CASH PROVIDED BY OPERATING ACTIVITIES***                                          (16.2%)        2.5%          5.0%

----------------

* EBITDA represents earnings (losses) from continuing operations before interest, taxes, depreciation, amortization, other (income) expense and extraordinary item, but after restructuring and special charge. EBITDA excluding special charge represents earnings (losses) before interest, taxes, depreciation, amortization, other (income) from continuing operations expense, extraordinary item and special charge. The Company and laboratory industry analysts use EBITDA as a method of measuring and comparing the financial performance of clinical laboratory companies, many of which were formed by combining with and acquiring other clinical laboratory companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income(loss). EBITDA excluding special charge is included in the table to permit a year to year comparison of EBITDA data exclusive of those charges not expected to be recurring. Neither EBITDA nor EBITDA excluding special charge should be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.


** EBITDA excluding special charge and General Motors contract represents earnings (loss) from continuing operations before interest, taxes, depreciation, amortization, other (income) expense, extraordinary item, acquisition expense, special charges of $1.3 million in 1997 and costs and losses on the General Motors administrative services contract. EBITDA for 1997 was reduced by $526,000 in startup costs and programming costs associated with the General Motors administrative services contract. EBITDA for 1998 was reduced by a $1.3 million loss on the General Motors contract. The General Motors contract was structured as an administrative services contract and was not profitable as structured. The Company's typical managed care program is a capitated arrangement which provides for claim controls and capitated contracts which provides for claim expense controls and utilization reduction.

*** Net cash provided by operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Consolidated Statements of Cash Flows. The amount for each period is determined by adjusting net income for the period for non-cash expense items, including restructuring and special charge, depreciation and amortization, extraordinary item and deferred income taxes, and for increases and decreases in asset and liability items other than those relating to financing and investing activities.

         NET REVENUE. The Company's net revenue from continuing operations is generated from managed care laboratory programs with major employers, union and government benefit plans, and large purchasing organizations as a means of controlling health care costs. In the Managed Care Programs, for a fixed monthly payment, the Company is the designated provider of substantially all non-hospital clinical laboratory testing which may be ordered by a Program Member's physician of choice, home medical services (including durable medical equipment, respiration therapy, infusion, orthotic and prosthetic appliances and related supplies), and outpatient diagnostic imaging services.

         The Company's managed care revenues are not affected by seasonal trends. Managed Care Programs with United Auto Workers ("UAW")/Ford Motor Company, UAW/Chrysler Corporation ("Chrysler") and General Motors Corporation ("GM"), collectively, accounted for 61.6%, 73.2%, and 74% of managed care revenue for 1996, 1997, and 1998, respectively. The increase in 1997 was due to an expansion of Ford and Chrysler programs nationwide. The increase in 1998 was due primarily to the GM Administrative Services Contract.

         Total net revenue from continuing operations totaled $17.5 million, $18.8 million and $25.5 million for fiscal years 1996 and 1997, and 1998, respectively. The $1.3 million revenue increase in 1997 is primarily due to the expansion of existing programs on a national basis and new product line revenues. The $6.7 million revenue increase in 1998 was due to the managed care revenue from the administrative services contract with General Motors Corporation which went into effect January 1, 1998. As previously announced, the administrative services contract with GM was terminated on October 31, 1998. Because of the losses incurred in start up costs, programming costs and operating losses on this contract, totaling $1.3 million in 1998, its termination is expected to result in the Company returning to historical operating levels.

         CLAIMS AND PROCESSING EXPENSES. Claims and processing expenses were $12.3 million, $12.8 million, and $22 million for fiscal years 1996, 1997 and 1998, respectively. As a percentage of net revenue, claims and processing expenses decreased from 70% in 1996 to 68% in 1997 and increased to 86% in 1998. These decreases in 1997 are primarily due to improved network compliance. These increases in 1998 are primarily due to the $8.5 million in claims and processing expenses associated with GM contract described above. The increases in 1998 were also affected by costs associated with the introduction of the Company's outpatient diagnostic imaging program and the conversion to a new state of the art, year 2000 compliant, managed care computer system.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 were $3.6 million, compared to $4.4 million for 1997, an increase of $0.8 million or 22%. Selling, general and administrative expenses for 1998 were $3.8 million, a decrease of $0.6 million or 14%. The increase in 1997 is principally due to additional sales and marketing and customer service representatives. The decrease for 1998 reflects cost reduction efforts in general and administrative expenses. As a percentage of net revenue, selling, general and administrative expenses decreased from 21% for 1996 to 24% for 1997 to 15% for 1998. The increase in 1997 is primarily due to additional sales and marketing and customer service representatives. These decreases in 1998 are primarily due to the Company's increased net revenue from the GM contract.

         EBITDA. EBITDA was $1.6 million, or 9.3% of net revenue for 1996. Earnings from continuing operations before interest, taxes, depreciation and amortization ("EBITDA") was $253,000, or 1.4% of net revenue for 1997. EBITDA excluding special charge and the GM contract was $2.1 million, or 11% of net revenue for 1997. EBITDA was $(272,000) or (1.1)% of net revenue for 1998. EBITDA excluding special charge and the GM contract was $1.0 million or 5.5% of net revenue for 1998. The Company attributes the 1997 increases in EBITDA excluding special charge and GM contract primarily to improved network compliance. The Company attributes the 1998 decreases principally to the lower profit margins associated with the GM contract and the costs of establishing new programs and contracts, particularly the GM contract. The 1998 decreases in EBITDA excluding special charge and GM contract are primarily due to costs associated with the introduction of the Company's outpatient diagnostic imaging program and the conversion to a new state of the art managed care computer system.

         DEPRECIATION AND AMORTIZATION. Depreciation expenses increased in 1997 and 1998 due to new computer systems, including the Company's new managed care claims processing system. Amortization expense, which relates primarily to the Company's managed care customer list, remained fairly constant during 1996, 1997 and 1998.

         INTEREST EXPENSE. Interest expenses were $179,000, $196,000 and $249,000 in 1996, 1997 and 1998, respectively. The increase in interest expense in 1997 and 1998 reflects increased borrowings.

         INCOME TAXES. The effective income tax rates were (15.9)%, 0%, and 0% for 1996, 1997, and 1998, respectively. The effective tax rate is less than the statutory rate in 1996 because, under applicable accounting rules, $2.1 million of tax benefits relating to the 1996 loss could not be recorded in 1996. These losses are treated as net operating loss carry forwards for accounting purposes and may be used to offset future profits of the Company. In 1996, the Company established a valuation allowance against the net deferred tax assets which reduced deferred tax assets on the Company's consolidated balance sheet to zero. The effective tax rate is 0% in 1997 and 1998 because, under applicable accounting rules, the 1997 and 1998 losses could not be recorded. The 1997 and 1998 losses are treated as net operating loss carryforwards for accounting purposes and may be used to offset future profits of the Company. See "Item 8.
Note 14 to Notes to Consolidated Financial Statements - Income Taxes and Loss Carryforwards", for an explanation of the potential future tax benefit.

         DISCONTINUED OPERATIONS: LOSS FROM OPERATIONS OF LABORATORY DIVISION. As a result of the Asset Sale and the Company's decision to divest its clinical laboratory operations, these operations have been treated as discontinued operations.

         The Company's net revenue from discontinued operations in 1997 was $36.9 million, a decrease of $3.2 million or 7.8% from 1996. Net revenue from discontinued operations was down primarily due to a 13% decline in patient visits. This decline in patient visits is principally due to the impact on the Company of previously announced reductions in unprofitable accounts, the industry wide reductions in patient testing orders and attrition. The decline in net revenue from discontinued operations is due to the patient visit volume decrease offset by increases in revenue per patient visit resulting from changes in payor and test mixes and reduction of unprofitable accounts.

         Net revenue from discontinued operations was $20.0 million in 1998, compared to $36.9 million in 1997, a decrease of $16.9 million or 45.8%. These declines are principally due to the discontinuation of laboratory operations on August 4, 1998 and to a lesser extent a decline in fee-for-service patient visits.

         OPERATING EXPENSES FROM DISCONTINUED OPERATIONS. Operating expenses from discontinued operations were $43.2 million as compared to $38.3 million in 1997, a decrease of $4.9 million, or 11.3% from 1996. This decrease was primarily the result of fewer patient visits.

         Operating expenses from discontinued operations was $32.5 million in 1998, a decrease of $5.8 million or 15.1% from 1997. These declines are principally due to the discontinuation of the laboratory operations.

         Interest expense from discontinued operations was $1.6 million, $1.7 million and $1.6 million in 1996, 1997 and 1998, respectively. The increase in 1997 is due to increased borrowings. The decrease in 1998 is due to the repayment of debt from the proceeds to the Asset Sale, partially offset by increased borrowings prior to the Asset Sale.

         The Company does not expect revenues from discontinued operations in future periods. Costs associated with the discontinued laboratory operations, including additional real property and equipment lease payments have been estimated in the Company's 1998 financial statements and reserved accordingly. However, future periods' financial statements may reflect adjustments to these items which have been estimated at December 31, 1998.

         DISCONTINUED OPERATIONS: LOSS ON DISPOSAL OF LABORATORY DIVISION. The loss on disposal of laboratory division was $15.6 million. This amount includes the loss on the assets sold to LabCorp, the subsequent loss recorded on the write-down of assets (goodwill, property and equipment), related to the discontinued operations, lease termination costs, employee severance and other expenses incurred during the phase-out period between August and December 1998. As of December 31, 1998, assets of the Company's discontinued clinical laboratory operations consisted solely of accounts receivable. See "Item 8. Note 3 and Note 7 to Notes to Consolidated Financial Statements."

         SPECIAL CHARGES. The Company previously recorded special charges of approximately $18.8 million and $5.3 million in 1997 and 1996, respectively. The 1997 special charge included an impairment to intangible assets (primarily goodwill) of approximately $14 million, with the remaining amount of the charge related to various re-engineering, restructuring and non-recurring items. The 1996 special charge related primarily to re-engineering, facility and employee-related expenses.

         With the exception of the $1.3 million indemnification amount in 1997 described below, the 1997 and 1996 special charge amounts have been included in the loss from operations of the laboratory division on the accompanying statements of operations.

         During 1997, the Company recorded a special charge of $1.3 million related to indemnification made by the Company to shareholders of a previously acquired company that involved a settlement prior years' tax matters. This amount (which included interest) is reflected in the 1997 statement of operations, as part of the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred net losses of $31.2 million, $20.7 million, and $7.8 million in 1998, 1997 and 1996, respectively. Additionally, the Company has negative working capital of $25.9 million and a capital deficit of $23.6 million at December 31, 1998. The Company's laboratory services division was responsible for losses of approximately $29.7 million, $20.0 million and $8.2 million in 1998, 1997, and 1996, respectively. After attempting to restructure and thereby improve laboratory services operations during the past several years, the Company decided to sell that division during 1998.

         On August 4, 1998, the Company received proceeds from the Asset Sale of $9.0 million and $4.25 million in proceeds from the sale of Common Stock and a transition period six-month rental payment of $1.8 million. These proceeds were used to pay $11.4 million in bank debt, as well as closing costs and accounts payable.

         The Company has recorded a liability at December 31, 1998 of approximately $20.6 million related to laboratory-related liabilities and other obligations the Company is attempting to restructure, including (a) the $11.6 million in outstanding Debentures, (b) costs related to commitments under lease agreements and (c) various other obligations incurred by the clinical laboratory division.

         The Company's working capital ratio decreased to .08 to 1 at December 31, 1998 from .8 to 1 at December 31, 1997. These decreases resulted primarily from the losses associated with the Asset Sale and a decline in the liquidation value of assets associated with the discontinued laboratory division. The remainder of the working capital deficit results principally from the use by the Company of the operating cash flows from its managed care subsidiaries to fund the losses associated with the discontinued clinical laboratory operations. The Company is not currently using managed care operating cash flows to pay liabilities of the discontinued laboratory operations.

         Included in cash and cash equivalents at December 31, 1998 is $500,000 in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

         At December 31, 1998, the Company had a credit facility consisting of a $1.1 million litigation letter of credit, $2.4 million of managed care letters of credit, a $700,000 capital lease and a new revolving credit facility in the amount of $983,000. In January 1999, the bank terminated the Company's right to borrow additional amounts under the new revolving credit facility and has required the Company to use the proceeds from the collection of its laboratory accounts receivables and the sale of its laboratory assets to pay amounts due under such revolving credit facility. At March 25, 1999, the outstanding balance of such revolving credit facility was $583,000. The interest rate on the revolving line is at 1% above the bank's prime rate. The Company is required to deposit the proceeds from all future sales of assets in a cash collateral account with the bank, up to the amount due to the bank under the credit facility.

         The credit facility is collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's Managed Care Subsidiaries), except for the assets of the Company's Managed Care Subsidiaries.

         The Company is currently negotiating with its principal bank lender to restructure its existing credit facility. The proposed restructuring contemplates the repayment of the outstanding indebtedness and cash collateralization of its other bank obligations over time through the sale of laboratory assets, collection of accounts receivable and from operating cash flow of the Company.

         The Company has defaulted on the February 1, 1999 payment of interest on its Debentures. From time to time, the Company may be in default under its loan agreement with its principal bank lender. In addition, the Company has defaulted in its payment obligations to certain creditors of the Company's former clinical laboratory division, Universal Diagnostics.

         The Company has proposed the Work Out Strategy to creditors of its former laboratory operation and the holders of its outstanding Debentures. The proposed Work Out Strategy provides for these creditors to receive payments of only a portion of the amount due to them, payable over the next few years from the Company's operating cash flow. The holders of the Debentures have been offered a similar arrangement and also have the right under the terms of the Debentures to convert the Debentures and accrued interest into Common Stock at a conversion price of $4.375 per share. There can be no assurance that the Company will be able to negotiate an acceptable Work Out Strategy with its creditors and holders of Debentures or that a sufficient number of such creditors and holders of Debentures will accept the Work Out Strategy to permit it to be successfully implemented. A number of these creditors have initiated legal action or have threatened to do so if the amounts due to them are not paid in full.

         If the Work Out Strategy is not accepted by the Company's creditors, holders of Debentures and the Company's principal lender, the Company may be forced to seek the protections offered by the federal Bankruptcy Code.

         The Company expects to incur capital expenditures during 1999 of approximately $.5 million for computer systems enhancements designed to increase operational efficiencies.

         The Company expects its managed care subsidiaries, including the Michigan Managed Care Subsidiary, to generate sufficient operating cash to fund their current operations and planned expansion and make limited distributions to the Company. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The ability of the Company to generate operating cash is subject to a number of uncertainties described below. From time to time the Company's regulated managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's Michigan Managed Care Subsidiary proposes to enter into an agreement with the Michigan Insurance Bureau agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without 30 days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such 30 day period. As a result, future cash transfers from the Michigan Managed Care Subsidiary to the Company are likely to be limited to payments for services rendered and dividends payable from the Michigan Managed Care Subsidiary's earned surplus, which is more limited than cash transfers made in the past. In addition, the Company is engaged in negotiations with LabCorp, the Company's principal clinical laboratory provider, regarding a payment plan for the payment by the Company of LabCorp's ongoing and past claims for laboratory services. The Company's ability to generate sufficient cash to fund its cash flow needs is dependent upon the successful completion of those negotiations.

         The Company expects to fund its ongoing working capital needs and the Work Out Strategy from its operating cash flow, including distributions from its managed care subsidiaries as described above, the collection of its accounts receivable and proceeds from the sale of its clinical laboratory equipment and capitalized leases. The Company is also considering the issuance of debt or the sale of additional equity as a means of generating additional cash to support the Company's operations, satisfy its debt service requirements and fund expansion of its managed care operations. The foregoing statements may be "forward looking statements' within the meaning of the Securities Exchange Act of 1934. The Company's ability to sell certain assets and to raise additional debt or equity financing is subject to a number of uncertainties, including the limited demand for clinical laboratory equipment, and the price interested parties may be willing to offer for such equipment, the Company's current financial position and recent operating results, the financial condition of other parties in the industry and the current economic condition of the health care industry in general.

         Factors that could adversely affect the Company's operating cash include uncertainties inherent in the Company's efforts to successfully complete the Work Out Strategy; intense competition in the managed care business, particularly from larger, better capitalized companies; dependence of the Company on third parties to provide services under its managed care programs;

uncertainties due to the fact that the Company's programs are generally terminable by the customer on short notice and many of the Company's service arrangements are terminable on short notice; periodic disputes between the Company and its primarily clinical laboratory provider, LabCorp, and related threats by LabCorp to terminate the existing Laboratory Services Agreement for alleged breaches by the Company; the impact of the highly regulated nature of the managed care business on the Company's continuing operations; the cost and the ability of the Company to continue to satisfy increasing regulatory requirements relating to the managed care business; the long sales cycle involved in the managed care business; the dependence of the Company on a limited number of large customers for its revenue and growth, most of whom are involved in the automotive industry; the ability of the Company to develop new managed care products; the level of interest that existing and potential new customers have in managed care products offered by the Company; the ability of the Company to identify and satisfy market needs; potential increases in operating costs resulting from the failure of the Company's principal suppliers to become year 2000 compliant; and economic conditions in the health care and automotive industries in general. See "Item 1-Business-Risk Factors."

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

YEAR 2000 READINESS DISCLOSURE.

         These materials contain certain information regarding Year 2000 readiness which constitute a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

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

         The Company currently has three major IT systems: its managed care computer software, its accounting software and its internal personal computer system and related software. The managed care software, which was purchased and installed in late 1997, is used for client billings and operates from the Company's personal computer network. The Company has forward-date tested the system and believes that the managed care software is year 2000 compliant. The Company's accounting software, which was recently purchased and installed before the end of December 1998, will operate from the Company's personal computer network. The vendor of the software has represented to the Company that the software is year 2000 compliant. The software will be tested to verify compliance and, in the event of a breach of the representation, the Company would expect to avail itself of its legal remedies. The Company's personal computer system otherwise operates using "shrink wrapped" software (such as Microsoft Windows NT, Microsoft Word and Excel). To the extent any of the programs used by the personal computer system are not year 2000 compliant, the Company believes that year 2000 compliant upgrades are or will be readily available for purchase. The Company intends to test the hardware components of its personal computer system for the year 2000 compliance during 1999 and expects any disruption due to the Year 2000 Issue with respect to the hardware or software used by its personal computer system to be minimal.

         The Company's major non-IT system is its telephone system. Testing of the telephone system is complete and replacement equipment will be purchased in the first half of 1999 to remediate the portion of the system which was not year 2000 compliant. Testing of the upgraded equipment is expected to be completed by June 1999. The Company intends to assess, in the second quarter of 1999, the year 2000 compliance of its new headquarters facility and related non-IT embedded systems and will determine at that time the need for and cost of remediation.

         The Company has relationships with, and is to varying degrees dependent upon, various third parties that provide funds, information, goods and services to the Company. These include the Company's bank lender, utility providers and other vendors, such as LabCorp, with whom it subcontracts to provide services under its managed care contracts. The Company is attempting, through informal contacts, to assess the compliance of these third parties. These vendors have been giving the Company updates on their progress. The year 2000 compliance of the systems of these third parties is outside the Company's control. There can be no assurance that any of these third parties will not experience a systems failure due to the Year 2000 Issue.

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

         To date, the Company has expended approximately $915,000 to remediate year 2000 problems, principally to replace its managed care and accounting software. Replacement of the managed care claim processing system, represents $850,000 of this expenditure. These costs have been expensed or capitalized in the period incurred. The Company estimates total year 2000 remediation costs at less than $1 million, with the remaining costs to be incurred over the next three quarters. Estimates of time, cost and risks are based on currently available information. Developments that could affect estimates include, without limitation, the availability of trained personnel, the ability to locate and correct all noncompliant systems, cooperation and remediation success of third parties material to the Company, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or third parties.

         The foregoing discussion of the Year 2000 Issue contains various "forward looking statements", within the meaning of the Securities Exchange Act of 1934, and are subject to uncertainties which are described in the foregoing discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in 1999 and 2000, respectively, and are not expected to have a material impact on the consolidated financial statements.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

           UNIVERSAL STANDARD HEALTHCARE, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
           FINANCIAL STATEMENT SCHEDULE

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS

         Consolidated Balance Sheet at December 31, 1998 and 1997
         Consolidated Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996
         Consolidated Statements of Stockholders' Equity (Capital Deficit) for
                  the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or are not required, or the information is included in the respective statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Universal Standard Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Universal Standard Healthcare, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Standard Healthcare, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses for each of the past three years. In addition, current liabilities exceed current assets by $25.9 million, and total liabilities exceed total assets by $19.2 million as of December 31, 1998. These factors, and the related matters discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.






                                                                BDO SEIDMAN, LLP

Troy, Michigan
March 25, 1999

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (IN THOUSANDS)



================================================================================



December 31,                                           1998             1997
------------------------------------------------------------------------------

ASSETS (Notes 9 and 10)

CURRENT ASSETS
  Cash and cash equivalents (Note 4)               $      556       $    1,252
  Accounts receivable                                     824            8,488
  Inventory                                                 -              894
  Prepaid expenses and other                              348              526
  Assets of discontinued operations (Note 3)              425                -
------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    2,153           11,160

PROPERTY AND EQUIPMENT, net (Note 5)                    2,660            8,780

INTANGIBLE ASSETS, net (Note 1)                         3,561           18,713

OTHER ASSETS (Note 6)                                   1,151            1,522
------------------------------------------------------------------------------

                                                   $    9,525       $   40,175
==============================================================================

                  See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (IN THOUSANDS)



================================================================================



December 31,                                                 1998       1997
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                        $    631    $  6,360
  Accrued claims                                             3,857       2,673
  Accrued compensation and benefits                            295       1,213
  Other accruals (Note 8)                                    1,613       2,594
  Laboratory-related and other liabilities (Note 7)         20,562           -
  Current portion of long-term debt (Note 9)                 1,139       1,039
------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                   28,097      13,879

LONG-TERM DEBT, net of current portion (Note 9)                678      20,108
------------------------------------------------------------------------------

TOTAL LIABILITIES                                           28,775      33,987
------------------------------------------------------------------------------

REDEEMABLE COMMON STOCK (Note 10)                            4,399           -
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
  Common stock, no par; 20,000,000 shares authorized;
    7,110,774 and 6,560,774 shares issued and out-
    standing at December 31, 1998 and 1997, respectively    34,247      32,889
  Paid-in-capital                                              129           -
  Deficit                                                  (58,025)    (26,701)
------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)               (23,649)      6,188
------------------------------------------------------------------------------

                                                          $  9,525    $ 40,175
==============================================================================

                  See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



================================================================================



------------------------------------------------------------------------------------------------
Year Ended December 31,                                             1998        1997        1996
------------------------------------------------------------------------------------------------
NET MANAGED CARE REVENUE (Note 11)                              $ 25,538    $ 18,764    $ 17,522
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Claims and processing                                           21,970      12,781      12,276
  Selling, general and administrative                              3,840       4,440       3,615
  Special charges (Notes 8 and 12)                                  --         1,290        --
  Depreciation                                                       587         438         410
  Amortization                                                       384         369         339
------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                          26,781      19,318      16,640
------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                           (1,243)       (554)        882

OTHER INCOME (EXPENSE)
  Interest expense                                                  (249)       (196)       (179)
  Other income, net                                                   45          75          68
------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                                       (1,447)       (675)        771

INCOME TAX EXPENSE (Note 14)                                        --          --          (275)
------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                      (1,447)       (675)        496

DISCONTINUED OPERATIONS (Note 3)
  Loss on disposal of laboratory division                        (15,574)       --          --
  Loss from operations of laboratory division, net of
    applicable income tax benefit of $1,742 in 1996 (Note 14)    (14,154)    (20,001)     (8,247)
------------------------------------------------------------------------------------------------

NET LOSS                                                        $(31,175)   $(20,676)   $ (7,751)
================================================================================================

EARNINGS (LOSS) PER COMMON SHARE (Basic and Diluted)
  From continuing operations                                    $   (.23)   $   (.10)   $    .08
  From discontinued operations                                     (4.34)      (3.05)      (1.28)
------------------------------------------------------------------------------------------------

                                                                $  (4.57)   $  (3.15)   $  (1.20)
================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                                  (IN THOUSANDS)



================================================================================



Year Ended December 31,                                       1998        1997         1996
-------------------------------------------------------------------------------------------

COMMON STOCK, at beginning of year                        $ 32,889    $ 32,864     $ 32,242
  Stock issued to investors                                  1,250           -            -
  Stock issued in exchange for services                        108           -            -
  Stock issued for employee stock purchase plan                  -          25          225
  Stock issued for conversion of debenture debt                  -           -          397
-------------------------------------------------------------------------------------------


COMMON STOCK, at end of year                              $ 34,247    $ 32,889     $ 32,864
-------------------------------------------------------------------------------------------


PAID-IN-CAPITAL, at beginning of year                     $      -    $      -     $      -
  Stock warrants granted                                       129           -            -
-------------------------------------------------------------------------------------------


PAID-IN-CAPITAL, at end of year                           $    129    $      -     $      -
-------------------------------------------------------------------------------------------


RETAINED EARNINGS (DEFICIT), at beginning of year         $(26,701)   $ (6,025)    $  1,726
  Net loss for the year                                    (31,175)    (20,676)      (7,751)
  Increase in redeemable common stock                         (149)          -            -
-------------------------------------------------------------------------------------------


RETAINED EARNINGS (DEFICIT), at end of year               $(58,025)   $(26,701)    $ (6,025)
-------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)              $(23,649)   $  6,188     $ 26,839
-------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)



================================================================================



Year Ended December 31,                                         1998        1997       1996
-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(31,175)   $(20,676)   $ (7,751)
  Adjustments to reconcile net loss to net cash
    provided by (used in) continuing operations
      Loss on disposal of laboratory division                15,574        --          --
      Loss from discontinued operations                      14,154      20,001       8,247
      Special charge                                           --         1,290        --
      Depreciation and amortization                             971         807         749
      Deferred income taxes and other                          --          --        (1,099)
  (Increase) decrease in
    Accounts receivable, net                                   (548)        (13)        256
    Prepaid expenses and other                                 (241)     (1,259)        250
    Other assets                                               --           (20)        (15)
  Increase (decrease) in
    Accounts payable                                         (2,980)      2,012      (1,391)
    Accrued liabilities                                       1,440       1,151      (1,595)
    Other liabilities                                          --          --          (534)
-------------------------------------------------------------------------------------------

  Net cash provided by (used in) continuing operations       (2,805)      3,293      (2,883)

  Net cash provided by (used in) discontinued operations     (1,327)     (2,824)      3,761
-------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (4,132)        469         878
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of laboratory division                   7,000        --          --
  Purchase of property and equipment                         (1,813)     (1,227)     (1,596)
  Other-net                                                     (50)        (75)         (8)
-------------------------------------------------------------------------------------------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           5,137      (1,302)     (1,604)
-------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on revolving line-of-credit      (6,216)      1,724       1,000
  Proceeds from issuance of redeemable common stock           4,250        --          --
  Proceeds from issuance of stock to investors                1,250        --          --
  Payments on long-term debt                                 (1,104)     (1,569)    (10,204)
  Proceeds from issuance of long-term debt                      176        --          --
  Payment of financing costs                                    (57)       (322)     (1,034)
  Issuance of common stock for employee purchase plan          --            25         225
  Proceeds from convertible debenture                          --          --        12,000
  Other-net                                                    --          --           (33)
-------------------------------------------------------------------------------------------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (1,701)       (142)      1,954
-------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (696)       (975)      1,228
CASH AND CASH EQUIVALENTS, beginning of year                  1,252       2,227         999
-------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS, end of year                     $    556    $  1,252    $  2,227
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)



================================================================================



Year Ended December 31,                                         1998     1997     1996
--------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                     $ 1,905  $ 1,806  $ 1,513
  Cash paid for income taxes                                       -        -        -
--------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
    Reduction of proceeds on sale of laboratory
      division in exchange for a reduction in
      accounts payable and accrued claims                    $ 2,000  $     -  $     -
    Capital lease obligations                                    748      436    1,345
    Issuance of common stock and warrants for services           237        -        -
    Increase in redeemable common stock                          149        -        -
    Conversion of debentures to common stock                       -        -      397
======================================================================================

                    See accompanying notes to consolidated financial statements.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



1.  SUMMARY OF          NATURE OF OPERATIONS
    SIGNIFICANT
    ACCOUNTING          Universal Standard Healthcare, Inc. (the "Company"),
    POLICIES            through its specialty managed care programs (the
                        "Managed Care Programs") offered by its subsidiaries, provides clinical laboratory testing services, home medical services and diagnostic imaging services to employer, employer group, union and government-sponsored health care benefit plans and other groups for a fixed payment per participating employee or retiree
                        ("capitated rate"). All services are provided by the Company under arrangements through contracting agreements with qualified providers.

                        The Company previously provided clinical laboratory testing on a traditional fee-for-service basis through its clinical laboratory operations division. The laboratory services division was sold in August 1998 (see Note 3).

                        PRINCIPLES OF CONSOLIDATION

                        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

                        REVENUE RECOGNITION

                        Revenue from Managed Care Programs is recognized monthly when billed or when due under the terms of the related contracts. The Company's accounts receivable generally represent no more than one month's revenue yet to be collected; no allowance for possible losses on accounts receivable was considered necessary at December 31, 1998 or 1997.

                        PROPERTY AND EQUIPMENT

                        Property and equipment are stated at cost. Major improvements and replacements are capitalized while ordinary maintenance and repairs are expensed. Property and equipment are depreciated over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows: furniture and fixtures - 7 years; machinery and equipment - 5 - 7 years; transportation equipment - 2 years; and computer equipment - 3 - 7 years.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        INTANGIBLE ASSETS

                        Intangible assets primarily consist of customer lists related to the Company's Managed Care Programs which are amortized using the straight-line method over a period of 20 years. Accumulated amortization totaled approximately $4.5 million and $4.2 million at December 31, 1998 and 1997, respectively.

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

                        ACCRUED CLAIMS

                        The Company accrues the cost of external provider claims expense in the period when the services are provided, based in part on estimated claims expense incurred but not yet reported to the Company.

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

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        LOSS PER SHARE

                        Loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding, excluding redeemable shares (see Note 10). The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

                        The following table presents the earnings (loss) per share calculations:

                        Year Ended December 31,                               1998       1997       1996
                        --------------------------------------------------------------------------------

                        NUMERATOR FOR BASIC AND DILUTED
                         EARNINGS (LOSS) PER SHARE
                          Net income (loss) from continuing operations   $ (1,447)  $   (675)  $    496
                          Increase in redeemable common stock                (149)      --         --
                        --------------------------------------------------------------------------------

                        ADJUSTED NET INCOME (LOSS) FROM
                          CONTINUING OPERATIONS                            (1,596)      (675)       496

                        Loss from discontinued operations                 (29,728)   (20,001)    (8,247)
                        --------------------------------------------------------------------------------

                        ADJUSTED NET LOSS                                $(31,324)  $(20,676)  $ (7,751)
                        ================================================================================

                        DENOMINATOR FOR BASIC AND DILUTED EARNINGS
                          (LOSS) PER SHARE - WEIGHTED AVERAGE COMMON
                          SHARES OUTSTANDING                                6,856      6,557      6,462
                        ================================================================================

                        EARNINGS (LOSS) PER SHARE (BASIC AND DILUTED)
                          From continuing operations                     $   (.23)  $   (.10)  $    .08
                          From discontinued operations                      (4.34)     (3.05)     (1.28)
                        --------------------------------------------------------------------------------

                                                                         $  (4.57)  $  (3.15)  $  (1.20)
                        ================================================================================

                        STOCK-BASED COMPENSATION

                        The Company uses the intrinsic value method to account for stock-based compensation.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



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

                        COMPREHENSIVE INCOME

                        On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the year ended December 31, 1998, comprehensive income for the Company did not differ from net income.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                        Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in 1999 and 2000, respectively, and are not expected to have a material impact on the consolidated financial statements.

2.  FINANCIAL RESULTS   The Company has incurred net losses of $31.2 million,
    AND LIQUIDITY       $20.7 million, and $7.8 million in 1998, 1997 and 1996,
                        respectively. Additionally, the Company has negative working capital of $25.9 million, and its total liabilities exceed total assets by $19.2 million at December 31, 1998. The Company's laboratory services division was responsible for losses of approximately
                        $29.7 million, $20.0 million and $8.2 million in 1998, 1997, and 1996, respectively. After attempting to restructure and thereby improve laboratory services operations during the past several years, the Company decided to sell the assets of this division during 1998;
                        the sale occurred in August 1998 (see Note 3). The accompanying balance sheet reflects a liability at December 31, 1998 of approximately $20.6 million related to laboratory-related liabilities and other obligations the Company is attempting to restructure, including

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        (a) the $11.6 million subordinated debentures, (b) costs related to commitments under lease agreements and (c) various other obligations incurred by the laboratory division (see Note 7).

                        The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, restructure its indebtedness, obtain additional financing and ultimately to attain profitability. The Company is engaged in ongoing discussions with its debenture holders and major creditors in order to restructure existing debt (see Note 7), and is also continuing to seek outside financing to support and expand its continuing operations. If these discussions result in the infusion of capital into the Company and/or significant reductions in the Company's existing liabilities, management believes that its continuing managed care operations will provide positive cash flow in 1999 and in subsequent years. However, there can be no assurance the Company will be able to obtain additional financing, or will be able to negotiate an acceptable arrangement with its creditors and the holders of the debentures. If the Company's proposed arrangements to restructure its obligations to the creditors and debenture holders are not accepted, the Company may be forced to seek protection offered by the federal Bankruptcy Code.

                        Management believes that, despite the financial difficulties and funding uncertainties that it faces, the Company has a plan that, if successful, can significantly improve the Company's financial condition. The support of the Company's vendors, debenture holders, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

3.    DISCONTINUED      In August 1998, the Company sold certain assets related
      OPERATIONS        to its clinical laboratory operations, including
                        customer lists, inventories and other tangible assets related to its laboratory business, to Laboratory
                        Corporation of America Holdings ("LabCorp") for $9 million (the "Asset Sale") as part of its divestiture of its clinical laboratory operations division.
                        Accordingly, this division is being reported as a discontinued operation in the accompanying financial statements.

                        The operating results of the Company's clinical laboratory division have been segregated from the continuing operations and reported separately, net of applicable income tax benefits, in the accompanying consolidated statements of operations. The assets as of December 31, 1998 and cash flow of the clinical laboratory division for the year then ended have been segmented and reported separately in the accompanying consolidated balance sheets and consolidated statements of cash flows.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        The results of operations from the Company's discontinued clinical laboratory operations included in the Company's consolidated statements of operations for each of the years ended December 31, 1998, 1997 and 1996 are summarized below (in thousands):

                        Years Ending December 31,             1998       1997         1996
                        ------------------------------------------------------------------

                        DISCONTINUED OPERATIONS
                         Net revenue                     $ 19,909    $ 36,867    $ 40,042
                         Operating expenses, excluding
                          special charges                 (32,508)    (37,613)    (43,166)
                         Special charges (Note 12)           --       (17,552)     (5,255)
                         Interest expense                  (1,555)     (1,703)     (1,610)
                         Income tax benefit                  --          --         1,742
                        ------------------------------------------------------------------

                        LOSS FROM DISCONTINUED
                         LABORATORY OPERATIONS           $(14,154)   $(20,001)   $ (8,247)
                        ==================================================================

                        Interest expense was allocated to discontinued laboratory operations based on the ratio of net assets of the discontinued laboratory operations to consolidated net assets plus consolidated debt (excluding debt that could be directly allocated).

                        The Company's loss on the disposal of the clinical laboratory operations was approximately $15.6 million; this amount includes the loss on the assets sold to LabCorp, the subsequent loss recorded on the write-down of assets (primarily property and equipment and intangibles) related to the discontinued operations, and lease termination costs, employee severance and other expenses incurred during the phase-out period between August and December 1998. As of December 31, 1998, assets of the Company's discontinued clinical laboratory operations consisted solely of accounts receivable and totalled approximately $425,000.

4.    RESTRICTED CASH   The Company is required to maintain a $500,000 cash
                        balance in accordance with state requirements for the managed care programs. The cash balance is included in cash equivalents on the accompanying balance sheets at December 31, 1998 and 1997.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  PROPERTY AND        Property and equipment is as follows (in thousands):
    EQUIPMENT

                        December 31,                                       1998       1997
                        ------------------------------------------------------------------

                        Computer equipment                               $ 3,830   $ 7,791
                        Furniture and fixtures                               313     1,528
                        Transportation equipment                             109       404
                        Machinery and equipment                              102     6,774
                        Leasehold improvements                              --       2,589
                        ------------------------------------------------------------------


                                                                           4,354    19,086
                        Less accumulated depreciation and amortization     1,694    10,306
                        ------------------------------------------------------------------


                        PROPERTY AND EQUIPMENT, NET                      $ 2,660   $ 8,780
                        ==================================================================


6.  OTHER ASSETS        Other assets consist of the following (in thousands):

                        December 31,                                            1998      1997
                        ------------------------------------------------------------------------

                        Financing costs (primarily convertible debentures)    $ 1,196    $ 1,491
                        Other                                                     292        335
                        ------------------------------------------------------------------------



                                                                                1,488      1,826
                        Less accumulated amortization                            (337)      (304)
                        ------------------------------------------------------------------------


                                                                              $ 1,151    $ 1,522
                        ========================================================================

                        The deferred financing costs are being amortized on a straight-line basis over the term of the related financing agreement.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



7.  LIABILITY           As described in Note 2, the Company has reported a net
    RESTRUCTURING       loss in each of the past three fiscal years due
    PLAN                primarily to its discontinued laboratory operations.
                        There are significant liabilities reflected on the accompanying December 31, 1998 balance sheet which the Company hopes to restructure. In addition, there are other liabilities related to discontinued operations which the Company has recorded. These items are as follows (in thousands):

                        Convertible subordinated debentures ($11,603 principal
                              and $398 accrued interest)                        $ 12,001
                        Accounts payable - trade                                   2,804
                        Operating lease commitments                                2,169
                        Obligations under capital leases                           1,331
                        ----------------------------------------------------------------

                        LIABILITIES TO BE RESTRUCTURED                            18,305

                        Litigation-Related Costs, Employee Severance
                         and Other Costs - Discontinued Operations                 2,257
                        ----------------------------------------------------------------

                        TOTAL                                                   $ 20,562
                        ================================================================

                        The Company defaulted on the semi-annual interest payment due February 1999 for the $11,603,000 convertible debentures outstanding (see Note 9) and this amount, together with the related accrued interest, is therefore considered a current liability. In addition, the Company also has defaulted in the payment of other obligations to certain trade creditors and lessors related to the discontinued laboratory operations.

                        In March 1999, the Company proposed an out-of-court restructuring plan to the holders of its debentures and to certain other creditors. The plan proposes that these debenture holders and creditors receive only a specified portion of the amounts due, with payment to occur over several years. No adjustments to the above amounts owed by the Company have been recorded in the accompanying financial statements, since the ultimate outcome of the proposed restructuring plan cannot presently be determined.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================




8.  OTHER ACCRUALS      Other accruals consist of the following (in thousands):

                        December 31,                                        1998     1997
                        -----------------------------------------------------------------

                        Payable to Internal Revenue Service (see below)   $1,150   $1,290
                        Accrued interest                                    --        499
                        Other                                                463      805
                        -----------------------------------------------------------------

                        TOTAL                                             $1,613   $2,594
                        =================================================================

                        During 1998, the Company entered into an agreement with the Internal Revenue Service (IRS) to settle a dispute relating to the Company's 1991-1994 federal tax returns. The IRS originally proposed adjustments totalling approximately $3.3 million relating to various deductions claimed by the Company in these prior years, primarily relating to laboratory operations. The Company's settlement with the IRS resulted in a final liability for these prior years of approximately $150,000; interest of approximately $250,000 has also been accrued relating to this settlement.

                        During 1997, the Company recorded a special charge of $1,290,000 related to indemnification made by the Company to shareholders of a company that was previously acquired, that involved a settlement of prior years' tax matters. This amount (which included interest) is reflected in the accompanying 1997 statement of operations, and was included with other accrued liabilities at December 31, 1997. The remaining liability of $750,000 at December 31, 1998 is included in the above balance payable to the IRS.

9.  LONG-TERM DEBT      Long-term debt consists of the following (in thousands):

                        December 31,                                    1998      1997
                        --------------------------------------------------------------
                        Revolving line-of-credit                     $   983   $ 7,199
                        Obligations under capital leases and other       834     2,345
                        Convertible subordinated debentures             --      11,603
                                                                               -------
                        TOTAL                                          1,817    21,147
                        Less current portion                           1,139     1,039
                        --------------------------------------------------------------

                        LONG-TERM DEBT                               $   678 $  20,108
                        ==============================================================

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        As amended in January 1999, the Company has a credit facility with a bank which includes a revolving line-of-credit and $3.5 million in contingent indebtedness owing under outstanding letters of credit. Borrowing levels under the revolving line-of-credit were based on specified formulas subject to the bank's approval. The December 31, 1998 balance outstanding of $983,000 was the maximum borrowing limit allowed by the bank. Borrowings under the Company's credit facility are collateralized by substantially all of the Company's assets. The credit facility also requires the maintenance of certain financial covenants; the Company is currently not in compliance with these covenants. Subsequent to year-end, the bank requested the $983,000 be paid in full, and the Company intends to do so during 1999. No further borrowings under this credit facility are anticipated to be available in the future.

                        At December 31, 1997, $7,199,000 was payable to the bank under a revolving line-of-credit agreement, which was amended at various times during 1998.

                        The Company also leases equipment under capital leases and has certain other miscellaneous indebtedness. Obligations related to laboratory equipment comprise the majority of the December 31, 1997 liability shown above; these remaining obligations as of December 31, 1998 were recorded as part of the laboratory-related liabilities which were segregated for balance sheet purposes (see
                        Note 7). The above liability of $834,000 at December 31, 1998 relates only to the Company's continuing operations. The Company's monthly payments for these leases are approximately $22,000, including interest at annual rates of 6-10%. Equipment held under capital leases are included in property and equipment in the accompanying balance sheets and total approximately $650,000 and $3.0 million at December 31, 1998 and 1997, respectively.

                        On February 20, 1996, the Company completed an offering of $12,000,000 principal amount of 8.25% Convertible Subordinated Debenture (the "Debentures") due February 1, 2006. Interest is payable semi-annually on each February 1 and August 1, commencing August 1, 1996. The debentures are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock of the Company at a conversion price of $4.375 per share, subject to adjustment in certain events. During 1996, $397,000 of debentures were converted to common stock; no debentures were converted during 1998 or 1997. The Company did not make the required semi-annual interest payment which was due February 1999 (see Note 7).

                        Required annual principal payments of long-term debt at December 31, 1998 during the next five years are as follows (in thousands): 1999 - $1,139; 2000 - $265; 2001
                        - $192; 2002 - $170 and 2003 - $51.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



10.  REDEEMABLE         On August 3, 1998, the Company sold 1,416,667 shares of
     COMMON STOCK       its common stock (the "Purchased Shares") to LabCorp for
     AND LABCORP        $4,250,000 in cash (the "Stock Sale Agreement"). Based
     TRANSACTIONS       on certain conditions contained in the Stock Sale
                        Agreement and the Co-Marketing Agreement discussed below, this amount has been classified separately on the accompanying consolidated balance sheet as redeemable common stock.

                        The Company and LabCorp entered into a Co-Marketing Agreement, dated as of August 3, 1998 (the "Co-Marketing Agreement"), for the purpose of coordinating and complementing their marketing and sales efforts to new and existing managed care customers and to utilize each company's expertise and resources in such efforts. The Co-Marketing Agreement further provides that in the event of its termination, or in certain cases discussed below, the Company will pay to LabCorp a Co-Marketing Termination Fee ("Termination Fee") $4,250,000, less amounts (as defined) if LabCorp has sold any of the Purchased Shares. The Company's obligation to pay the Termination Fee shall terminate July 31, 2000 (unless it is waived at an earlier date by LabCorp), if the Company's average closing stock price, as reported on the applicable stock exchange, for the last five business days of July 2000 is greater than $3.50 ("Stock Price Covenant"). If, after satisfying the Stock Price Covenant, LabCorp is unable to sell the Purchased Shares before October 31, 2000, the Termination Fee shall be reinstated. In the event the Termination Fee is paid, the Company has the right to purchase the Purchased Shares owned by LabCorp for $.50 per share. Additionally, if, after satisfying the stock price covenant, LabCorp sells the Purchased Shares between August 2000 and October 2000, the Company must pay Labcorp the amount by which $3.50 per share exceeds the net proceeds from the sales of such shares. The Company's obligation to LabCorp for the Termination Fee is secured by a security interest in all of the Company's assets and the assets of its wholly-owned subsidiary Universal Standard Healthcare of Delaware, Inc. ("Universal Delaware"), other than the capital stock of certain regulated companies owned by Universal Delaware. The Company's obligation to LabCorp for the Termination Fee and LabCorp's security interest in certain assets of the Company is subordinated to certain debt of the Company and the assets securing such debt.

                        During 1998, the redeemable common stock balance was increased by approximately $149,000 to reflect the systematic accretion of such balance to the July 2000 mandatory redemption amount of $3.50 share, or approximately $5.0 million in total. The redeemable common stock balance was approximately $4.4 million at December 31, 1998.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        Claims expense recorded by the Company for services provided by LabCorp (which is one of the Company's qualified providers for clinical laboratory testing services) totaled approximately $1.3 million for the period from August 1998 to December 31, 1998.

11.  NET MANAGED        The Company has entered into fixed monthly fee
     CARE REVENUE       agreements with automotive companies, union and
                        government benefit plans, and other entities to provide laboratory services and home medical services. Managed
                        Care expenses are recognized in the period in which the service is rendered. Ford Motor Company and Chrysler
                        Corporation accounted for 46%, 73% and 62% of Net
                        Managed Care revenue for 1998, 1997 and 1996, respectively.

                        In January 1998, the Company initiated a National Laboratory Program with General Motors Corporation. This program, which generated approximately $7.2 million in revenues (28% of Net Managed Care revenues), was terminated in October 1998.

12.  SPECIAL CHARGES    The Company previously recorded special charges of
                        approximately $18.8 million and $5.3 million in 1997 and 1996, respectively. The 1997 special charge included an impairment to intangible assets (primarily goodwill) of approximately $14 million, with the remaining amount of the charge related to various re-engineering, restructuring and non-recurring items. The 1996 special charge related primarily to re-engineering, facility and employee-related expenses.

                        With the exception of the $1,290,000 indemnification amount in 1997 described in Note 8, the 1997 and 1996 special charge amounts have been included in the loss from operations of the laboratory division on the accompanying statements of operations.

13.  OPERATING LEASES   As part of its laboratory operations, the Company leased
                        its laboratory and warehouse facilities, patient service center facilities and certain transportation and laboratory equipment under operating lease agreements.
                        In addition, the Company continues to lease its main office facilities. Rent expenses for operating leases were as follows (in thousands): $1,432 for 1998, $1,437 for 1997, and $1,856 for 1996.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        The Company has recorded a liability of approximately $2.2 million at December 31, 1998 relating to existing lease commitments for the discontinued laboratory operations (see Note 7). The Company's operating lease commitments for its continuing operations relate primarily to its main office facilities; future minimum rental payments are as follows (in thousands):

                        Year Ending December 31,
                        --------------------------------------------------------
                        1999                                               $ 272
                        2000                                                 369
                        2001                                                 377
                        2002                                                 385
                        2003                                                 393
                        Thereafter                                            99
                        --------------------------------------------------------


14.  INCOME TAXES       The income tax benefits consists of (in thousands):
     AND LOSS
     CARRYFORWARDS      Years Ended December 31,       1998      1997      1996
                        -------------------------------------------------------
                        Current                      $    -    $    -   $  (345)

                        Deferred                          -         -    (1,122)
                        -------------------------------------------------------

                                                     $    -    $    -   $(1,467)
                        =======================================================

                        Deferred income tax assets and liabilities are as follows (in thousands):

                        December 31,                             1998      1997
                        --------------------------------------------------------
                        DEFERRED TAX ASSETS
                          Net operating loss carryforward    $ 14,766   $  8,564
                          Accruals                              1,494        507
                          Other, net                              284        379
                        --------------------------------------------------------

                        TOTAL DEFERRED TAX ASSETS              16,544      9,450
                        ========================================================

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        December 31,                        1998            1997
                        --------------------------------------------------------
                        DEFERRED TAX LIABILITIES
                         Property and equipment              260             867
                         Intangible assets                   224             746
                         Other, net                            -             304
                        --------------------------------------------------------

                        TOTAL DEFERRED TAX LIABILITIES       484           1,917
                        --------------------------------------------------------

                        Net deferred taxes                16,060           7,533
                        Less valuation allowance         (16,060)         (7,533)
                        --------------------------------------------------------

                        ADJUSTED DEFERRED TAXES         $      -         $     -
                        ========================================================

                        The Company established a 100% valuation allowance against the net deferred tax assets in 1998 and 1997, based on uncertainty surrounding the expected realization of this asset.

                        A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                        Years Ended December 31,           1998     1997     1996
                        ----------------------------------------------------------
                        Statutory rate (benefit)          (34.0)%  (34.0)%  (34.0)%
                        Valuation allowance adjustment     27.4     26.1     23.2
                        Non-deductible intangibles          5.4      5.8      1.2
                        Other                               1.2      2.1     (6.3)
                        ----------------------------------------------------------

                        EFFECTIVE RATE                   -0-%     -0-%      (15.9)%
                        ==========================================================

                        The Company has a net operating loss carryforward of approximately $43 million, a portion of which is subject to capital loss limitations. The available carryforward period for these losses expires at various dates between 2011 and 2018.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



15.  STOCK OPTIONS      A total of 2,100,000 shares of common stock are reserved
                        for issuance under the 1992 Stock Option Plan and Directors Stock Option Plan (the "Plans"). The exercise price of the options granted under the Plans must equal at least the fair market value of the Company's common stock on the date of the grant. The options granted under the Plans generally vest annually at 25% or 33-1/3% on each of the successive anniversaries of the grant date, and expire ten years after the grant date.

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

                                                              1998          1997         1996
                        -----------------------------------------------------------------------
                        Net loss - as reported              $ (31,175)   $ (20,676)   $ (7,751)
                        Net loss - pro forma                  (31,571)     (21,140)     (8,251)
                        Net loss per share - as reported        (4.57)       (3.15)      (1.20)
                        Net loss per share - pro forma          (4.63)       (3.22)      (1.28)
                        -----------------------------------------------------------------------

                        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 74%, 65% and 60%; risk-free interest rate of 5.9%, 6.0% and 5.6% and expected lives of 4.0 years, 4.0 years and 2.5 years.

                        The effects of applying SFAS No. 123 in the above pro forma disclosure are not necessarily indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and the Company anticipates that options will be granted in future years.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



                        A summary of the status of the Company's stock options is as follows:

                                                                        Weighted-Average
                                                                Shares    Exercise Price
                        ----------------------------------------------------------------

                        Outstanding at January 1, 1996        828,523          $    6.64
                        Granted                               735,200               3.77
                        Expired                              (128,000)            (11.93)
                        ----------------------------------------------------------------

                        Outstanding at December 31, 1996    1,435,723               4.70
                        Granted                               283,600               3.47
                        Expired                              (411,000)              3.87
                        ----------------------------------------------------------------

                        Outstanding at December 31, 1997    1,308,323               3.99
                        Granted                               779,000               2.26
                        Expired                              (493,600)              3.70
                        ----------------------------------------------------------------

                        OUTSTANDING AT DECEMBER 31, 1998    1,593,723               3.17
                        ================================================================

                        The weighted-average grant date fair value of options during 1998, 1997 and 1996 was approximately $1.34, $1.88 and $1.24, respectively.

                        Options exercisable at year-end, together with the weighted-average exercise price, are summarized as follows:

                              1998             1997             1996
                        --------------    --------------    --------------
                         Shares  Price     Shares  Price     Shares  Price
                        ---------------------------------------------------
                        642,623  $ 2.66   664,623  $ 5.07   456,523  $5.52
                        ===================================================

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



                        The following tables summarize information regarding stock options outstanding and exercisable at December 31, 1998:

                                                   Options Outstanding
                                          -------------------------------------
                           Range of                       Weighted Average       Weighted Average
                        Exercise Prices   Number     Remaining Contractual Life  Exercisable Price
                        ----------------------------------------------------------------------------
                        $ 1.90 -  2.75    593,000           9 years                           $ 2.26
                        $ 2.82 -  3.36    399,691           6 years                             3.22
                        $ 3.61 -  4.95    446,032           7 years                             3.97
                        $ 5.47 -  5.60    120,000           7 years                             5.57
                        $10.00 - 11.74     35,000           4 years                            10.75
                        ----------------------------------------------------------------------------
                                        1,593,723           7 years                          $  3.17
                        ============================================================================

                                              Options Exercisable
                                           -------------------------
                           Range of                 Weighted Average
                        Exercise Prices    Number   Exercise Price
                        --------------------------------------------
                        $ 1.90 -  2.75          -           $     -
                        $ 2.82 -  3.36    284,357              3.19
                        $ 3.61 -  4.95    240,766              4.13
                        $ 5.47 -  5.60     82,500              5.58
                        $10.00 - 11.74     85,000             10.75
                        --------------------------------------------
                                          642,623           $  2.66
                        ============================================


                        In addition to the above, the Company has warrants outstanding that entitles the holders to purchase 183,117 shares of common stock at prices ranging from $2.50 to $3.19 per share. The warrants, which may be exercised at any time in whole or in part, expire in 2001 and 2002.

                                             UNIVERSAL STANDARD HEALTHCARE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



16.  MATERIAL FOURTH    During the fourth quarter of fiscal 1998, the Company
     QUARTER            made adjustments which are material to the fourth
     ADJUSTMENTS        quarter results. These adjustments primarily relate to
                        the resolution of various estimates previously made in the third quarter of 1998 involving the August 1998 sale of laboratory operations, with the resultant write-down of assets and recording of reserves related to the discontinued operations recorded in the fourth quarter.
                        These adjustments include: (a) property and equipment
                        ($5.9 million) and intangible asset ($3.7 million) write-downs to remove all laboratory-related items from the Company's December 31, 1998 balance sheet, (b) accounts receivable write-down ($3.9 million) to reduce laboratory-related receivables to their estimated net realizable value, (c) recording redeemable common stock as indicated on the December 31, 1998 balance sheet rather than as a component of stockholders' equity ($4.3 million), and (d) establishment of necessary reserves related to leases, litigation, personnel and other issues resulting from the discontinued laboratory operations ($4.8 million). In addition to the adjustments for laboratory operations, fourth quarter adjustments related to continuing operations of approximately $1.4 million were necessary, primarily in order to increase claims expense based on management's updated estimates of year-to-date activity and results.

17.  COMMITMENTS        The Company has employment contracts with certain of its
     AND                officers for remaining terms of up to two years
     CONTINGENCIES      providing for compensation aggregating $900,000 at
                        December 31, 1998.

                        The Company is also a defendant and plaintiff in various lawsuits. While it is not feasible to predict or determine the outcome of any of these cases, it is the Company's opinion that the outcome of this litigation will have no material adverse effect on the accompanying financial statements. The Company has recorded total litigation-related reserves of approximately $1.7 million at December 31, 1998 (see Note 7) for several lawsuits relating to the discontinued laboratory operations; management believes these reserves are adequate to cover future adverse judgments against the Company with respect to these existing lawsuits.

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




================================================================================



Column A                                  Column B         Column C - Additions            Column D       Column E
-------------------------------------------------------------------------------------------------------------------

                                           Balance     Charges to        Charges to       Additions        Balance
                                      at Beginning      Costs and    Other Accounts     (Deductions)        at End
Description                              of Period       Expenses          Describe     Describe (A)     of Period
-------------------------------------------------------------------------------------------------------------------

Allowance for contractual
  adjustments and doubtful
  accounts:

  Year Ended December 31:
    1998                            $       11,974     $    6,277    $            -     $   (18,251)    $      -0-
    1997                                     8,157          4,183                 -            (366)        11,974
    1996                                     9,239          4,141                 -          (5,223)         8,157

-------------------------------------
(A) Write-offs charged to reserve

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information is contained under the caption "Committee Interlocks and Certain Transactions' in the Company's Proxy Statement and is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)          (1)      A list of the financial statements required to be filed as part of this Form 10-K is included under the heading
                      "Item 8. Financial Statements and Supplementary Data" in this Form 10-K and incorporated herein by reference.


             (2) The financial statement schedule required to be filed as part of this Form 10- K is included under the heading "Item 8. Financial Statements and
                      Supplementary Data" in this Form 10-K and incorporated herein by reference. Such schedule is filed with this Form 10-K.

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

                              UNIVERSAL STANDARD HEALTHCARE, INC.


                              By: /s/ Eugene E. Jennings
                                 ------------------------------------------
                                 Eugene E. Jennings
                                 President and Chief Executive Officer


Dated:  March 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 1999.

/s/ Eugene E. Jennings
---------------------------------------      President, Chief Executive Officer
Eugene E. Jennings                           and Director (principal executive
                                             officer)


/s/ Alan S. Ker
---------------------------------------      Vice President, Finance, Chief
Alan S. Ker                                  Financial Officer and Treasurer
                                             (principal financial and accounting
                                             officer)

/s/ Eduardo Bohorquez, Ph.D.
---------------------------------------      Director
Eduardo Bohorquez, Ph.D.



/s/ Anthony A. Bonelli
---------------------------------------      Director
Anthony A. Bonelli



/s/ Robert P. DeCresce, M.D.
---------------------------------------      Director
Robert P. DeCresce, M.D.



/s/ Thomas R. Donahue
---------------------------------------      Director
Thomas R. Donahue



/s/ P. Thomas Hirsch
---------------------------------------      Director
P. Thomas Hirsch




----------------------------------------     Director
Joseph J. Vadapalas

                                  EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION

2.1 Purchase Agreement between the Company and the Laboratory Corporation of American
               Holdings dated July 16, 1998, incorporated by reference from the Company's Current
               Report on Form 8-K dated July 21, 1998. The
               Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request. (23)

3.1 Restated Articles of Incorporation of the Company, filed with the Michigan Department of Commerce - Corporation and Securities Bureau on October 2, 1992, as amended. (23)

3.2            Bylaws of the Company, Amended and Restated August 25, 1997.
               (19)

4.1 Indenture, dated February 20, 1996, relating to 8.25% Convertible Subordinated Debentures due February 1, 2006, including form of Convertible Subordinated Debenture, table of contents and cross reference sheet. (12)

4.2 Revolving Credit and Loan Agreement dated April 30, 1997 between the Company and its subsidiaries and NBD Bank. (17)

4.2(a) Covenant Waiver Letter dated July 29, 1997 between NBD Bank and the Company and its subsidiaries. (18)

4.2(b) Waiver of Loan Agreement Covenants between National Bank of Detroit and the Company dated November 5, 1997. (19)

4.2(c) First Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated September 26, 1997. (19)

4.2(d) Second Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated November 30, 1997. (20)

4.2(e) Third Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated February 2, 1998. (20)

4.2(f) Fourth Amendment to Revolving Credit and Loan Agreement between the Company and its subsidiaries and NBD Bank, dated March 12, 1998. (20)

4.2(g) Fifth Amendment to Revolving Credit and Loan Agreement dated June 5, 1998 between NBD Bank and the Company and its subsidiaries. (22)

4.2(h) Letter Agreement dated July 21, 1998 between NBD Bank and the Company and its subsidiaries. (22)

4.2(i)         Sixth Amendment to Revolving Credit and Loan
               Agreement dated August 3, 1998 between NBD
               Bank and the Company and its subsidiaries.

4.2(j) Letter Agreement, dated October 8, 1998, among NBD Bank, the Company, Universal Standard Healthcare of Michigan, Inc., Universal Standard Healthcare of Ohio, Inc., Universal Standard Healthcare of Delaware, Inc., A/R Credit, Inc., and T.P.A., Inc. (23)

4.2(k)         Seventh Amendment to Revolving Credit and
               Loan Agreement dated January 4, 1998 between
               NBD Bank and the Company and its
               subsidiaries. (1)

4.2(l)         Eighth Amendment to Revolving Credit and
               Loan Agreement dated January 25, 1999
               between NBD Bank and the Company and its subsidiaries. (1)

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


10.1 Agreement and Plan of Merger and Recapitalization dated as of August 31, 1992. (2)

10.2*          Employment Agreement dated June 28, 1991, by and between the
               Company and Perry C. McClung.   (2)

10.2(a)*       Form of Amendment to the McClung Employment Agreement.  (2)

10.2(b)*       Second Amendment dated as of September 1,
               1994 to Employment Agreement Dated as of
               June 28, 1991 between the Company and Perry
               C. McClung. (6)

10.2(c)*       Third Amendment dated as of September 30,
               1994 to Employment Agreement Dated as of
               June 28, 1991 between the Company and Perry
               C. McClung. (7)

10.2(d)* Employment Agreement, dated June 28, 1996, by and between the Company and Perry C. McClung. (13)

10.2(e)*       Employment Agreement between Universal
               Standard Medical Laboratories, Inc. and
               Perry C. McClung dated June 28, 1997.
               Portions of Attachment A to this Agreement were filed separately with the Commission pursuant to Rule 24b2 of the Securities
               Exchange Act of 1934 governing requests for confidential treatment of information. (19)

10.3* Employment Agreement, dated July 30, 1991, by and among the Company and Alan S. Ker. (2)

10.3(a)*       Form of Amendment to the Ker Employment Agreement. (2)

10.3(b)* Fifth Amendment dated as of September 30, 1994 to Employment Agreement dated as of July 30, 1991 between the Company and Alan Ker. (7)

10.3(c)* Employment Agreement between Universal Standard Medical Laboratories, Inc. and Alan S. Ker dated August 4, 1997. (19)

10.4* Employment Agreement dated as of March 12, 1996 between Eugene Jennings and the Company, with exhibits. (12)

10.5*          1992 Stock Option Plan (as amended and restated August 25, 1997).
               (19)

10.5(a)*       1994 Performance Stock Option - Executive Officer.  (7)

10.5(b)*       Incentive Stock Option - Executive Officers, as amended.  (12)

10.5(c)*       Incentive Stock Option Award Program.  (14)

10.5(d)* First Amendment of 1994 Performance Stock Option - Executive Officers Agreement by and between Perry C. McClung and the Company. (13)

10.5(e)        Stock Option Agreements by and between Perry
               C. McClung and the Company, dated November
               5, 1992, August 2, 1993, December 6, 1994
               and December 5, 1995 and related amendments thereto. (13)

10.5(f)        First Amendment to 1994 Performance Stock
               Option - Executive Officers Agreement by and
               between Alan S. Ker and the Company.
               (13)

10.5(g)        Stock Option Agreements by and between Alan
               S. Ker and the Company, Dated November 5,
               1992, August 2, 1993, December 6, 1994 and
               December 5, 1995 and related amendments
               thereto. (13)

10.5(h)* Letter Agreement dated March 25, 1998, terminating 1994 Performance Stock Option - Executive Officers Agreement dated December 6, 1994, between the Company and Alan S. Ker. (22)

10.5(i)* Incentive Stock Option - Executive Officers and Non-Qualified Stock Option - Executive Officers, dated March 25, 1998 between the Company and Alan S. Ker. (22)

10.5(j)* Incentive Stock Option - Executive Officers and Non-Qualified Stock Option - Executive Officers, dated March 25, 1998 between the Company and Imtiaz Sattaur. (22)

10.5(k)*       Form of Incentive Stock Option Agreement - Executive Officer, as
               amended.   (21)

10.5(l)*       Form of Incentive Stock Option Agreement - Management, as
               amended.   (21)

10.5(m)*       Form of Incentive Stock Option Agreement - Directors, as amended.
               (21)

10.6*          Employee Stock Purchase Plan (as amended and restated August 25,
               1997).  (19)

10.6(a)* First Amendment to Employee Stock Purchase Plan (as amended and restated August 25, 1997). (1)

10.7 Stockholders Agreement dated June 28, 1991, by and among Elan Holdings Corp. and certain shareholders. (2)

10.8 Registration Rights Agreement among Elan Holdings Corp. and certain shareholders. (2)

10.9 Stock Purchase Warrant dated June 18, 1992 granted to WestSphere Funding, Ltd. (2)


10.10* USML, Inc. Tax Deferred Savings Plan and Trust Agreement of the Company. (2)

10.10(a)*      Amendment No. 1 to the Equitable Life Assurance Society of United
               States Defined contribution Plan and Trust Basic Plan document
               No. 03.  (16)

10.10(b)*      Second Amendment to the USML Tax Deferred Savings and Trust
               Plan.  (16)

10.10(c)*      Third Amendment to the USML Tax Deferred Savings Plan.  (16)

10.10(d)*      Fourth Amendment to the USML Tax Deferred Savings and Trust
               Agreement.  (16)

10.10(e)*      Fifth Amendment to the USML Tax Deferred Savings and Trust
               Agreement, effective August 4, 1997.  (19)

10.11          Form of Lease Agreement by and between WRJ
               Company, JWJ Company and the Company
               (formerly LCM/Universal Standard, Inc.)
               (2)

10.12 Lease Agreement dated as of November 18, 1994 between Jan-Jo Development Corporation and the Company. (7)

10.12(a) First Amendment to Lease dated as of April 3, 1995, between Jan-Jo Development Corporation and the Company. (11)

10.12(b) Second Amendment to Lease, dated October 19, 1995, between Jan-Jo Development Corporation and the Company. (11)

10.12(c) Third Amendment to Lease, dated November 14, 1995, between Jan-Jo Development Corporation and the Company. (11)

10.12(d) Acknowledgment Agreement to Lease, dated November 16, 1996, between Jan-Jo Development Corporation, the Company and Wispark Corporation. (11)

10.12(e) Fourth Amendment to Lease, dated December 15, 1995, between Jan-Jo Development Corporation and the Company. (11)

10.13 Management Advisory and Consulting Services Agreement dated as of June 28, 1991 between WestSphere Capital Associates, L.P. and the Company. (2)

10.14          Non-Qualified Stock Option Agreement, dated May 31, 1992, with
               Alan Ker. (3)

10.15* Non-Qualified Stock Option Agreement, dated February 13, 1992, with Robert DeCresce. (3)

10.16* Non-Qualified Stock Option Agreement, dated June 24, 1992, with Anthony Bonelli. (3)

10.17* Non-Qualified Stock Option Agreement, dated April 13, 1993, with Robert DeCresce, M.D. (5)

10.18* Non-Qualified Stock Option Agreement, dated April 13, 1993, with Anthony Bonelli. (5)

10.19*         Directors Stock Option Plan (as amended and restated August 25,
               1997).  (19)

10.20* Employment Agreement between Universal Standard Medical Laboratories, Inc. and Alan S. Ker dated August 4, 1998. (19)

10.21* Employment Agreement between Universal Standard Medical Laboratories, Inc. and Perry C. McClung dated June
               28, 1997. (19)**

10.22          Form of Executive Non-Competition and Restrictive Covenant
               Agreement. (19)

10.23* Universal Standard Medical Laboratories, Inc. Agreement for Incentive Stock Option Award Program Incentive Stock Option Agreement for Alan Ker dated September 27, 1996. (19)

10.24*         Executive Form of Universal Standard Medical Laboratories, Inc.
               Agreement for Incentive Stock Option Award Program Incentive/ NonQualified Stock Option Agreement for Alan Ker dated September 27, 1996. (19)

10.25* Universal Standard Medical Laboratories, Inc. Agreement for Incentive Stock Option Award Program Incentive Stock Option Agreement for Perry McClung dated May 14, 1997. (19)

10.26*         Employment Letter Agreement with Imtiaz Sattaur dated April 11,
               1997. (20)

10.27 Stock Purchase Agreement dated June 8, 1998 between The Kaufmann Fund, Inc. and the Company. (22)

10.28 Warrant to Purchase 100,000 shares of Common Stock issued August 3, 1998 to NBD by the Company. (22)

10.29 Stock Purchase Agreement between the Company and Laboratory Corporation of America Holdings Dated July 16, 1998.

10.30 Co-Marketing Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings. (25)

10.31 Shareholders' Agreement, dated as of August 3, 1998, between the Company Laboratory Corporation of America Holdings. (25)

10.32 Voting Agreement among the Company, Laboratory Corporation America Holdings, Anixter International, Inc., Signal Capital Corporation, Portfolio Investment Company Limited, Ltd and CLF, LP. (25)

10.33 Laboratory Services Agreement, dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings. Exhibit A to this Agreement was filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information. (25)

10.34 Security Agreement dated as of August 3, 1998, among the company, Universal Standard Healthcare of Delaware, Inc. and Laboratory Corporation of America Holdings. (25)

10.35 Sublease dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings. (25)

10.36 Transition Services Agreement dated as of August 3, 1998, between the Company and Laboratory Corporation of America Holdings. Portions of Schedule A to this Agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 governing requests for confidential treatment of information. (25)

10.37 Non-Compete Agreement, dated as of August 3, 1998, by the Company and all of its subsidiaries and affiliated companies for the benefit of Laboratory Corporation of America Holdings. (25)

10.38 Universal Subordination Agreement, dated as of August 3, 1998, among the Company, Universal Standard Healthcare of Delaware, Inc. and Laboratory Corporation of America Holdings. (25)

10.39 Sublease Agreement, dated as of August 4, 1998, between the Company and Laboratory Corporation of America Holdings. (25)

10.40 Consent of Signal Capital Corp., dated July 30, 1998, to the Amendment to Stockholders Agreement dated as of June 28, 1991 by and among Universal Standard Equity, Ltd., WestSphere Capital Associates L.P., WestSphere Capital, Inc., WestSphere Funding II, L.P., Fleet National Bank, Signal Capital Corp., Marvin Eisner, MML, Inc., Robert Nowikowski, Barbara Pace, John Watkins, Perry McClung, Janney Montgomery Scott., Inc., Richard J. Berman, Marcus & Katz and Elan Holdings Corp. (25)

10.41          Consent of Portfolio Investment Company
               Limited, CLF, LTD. and CLF, L.P., dated July
               31, 1998, to the Amendment to Stockholders
               Agreement dated as of June 28, 1991 by and among Universal Standard Equity, Ltd.,
               WestSphere Capital Associates, L.P.,
               WestSphere Capital, Inc., WestSphere Funding
               II, L.P., Fleet National Bank, Signal
               Capital Corp., Marvin Eisner, MML, Inc.,
               Robert Nowikowski, Barbara Pace, John
               Watkins, Perry McClung, Janney Montgomery
               Scott, Inc., Richard J. Berman, Marcus &
               Katz and Elan Holdings Corp. (25)

21.1           Subsidiaries of the Company.  (20)

23.1           Consent of BDO Seidman, L.L.P.  (1)

27             Financial Data Schedule (EDGAR version only) (1)

---------------

*  Management contract or compensatory plan or arrangement.

(1)      Filed herewith.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33- 49092, as amended.

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

(5)      Incorporated by reference from the Company's 1993 Annual Report on
         Form 10-K.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1994.

(7)      Incorporated by reference from the Company's 1994 Annual Report on
         Form 10-K.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1995.

(11) Incorporated by reference from the Company's Registration Statement on Form S-2, No. 33- 80187, as amended.

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

(16)     Incorporated by reference from the Company's 1996 Annual Report on
         Form 10-K.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1997.

(18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1997.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1997.

(20)     Incorporated by reference from the Company's 1997 Annual Report
         Form 10-K.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1998.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1998.

(23) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1998.

(24) Incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1998.

(25) Incorporated by reference from the Company's Current Report on Form 8-K dated August 19, 1998.