Form 10-K/A
period 1998-12-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1999-05-03
CIK 889187

                       Securities and Exchange COMMISSION
                              Washington D.C. 20549
                          -----------------------------
                                  FORM 10-K/A1

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For the year ended December 31, 1998
                        Commission File Number 34-0-20400
                      ------------------------------------
                       UNIVERSAL STANDARD HEALTHCARE, INC.
            (Exact name of Registrant as specified in its character)

                  MICHIGAN                                    38-2986640
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
  incorporation or organization)

29200 NORTHWESTERN HIGHWAY, SUITE 300
SOUTHFIELD, MICHIGAN                                 48034
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no. including area code:      (248) 386-5374

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

                              Yes      X                 No
                                  --------                  --------

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

DIRECTORS WHOSE TERMS EXPIRE IN 1999

         ANTHONY A. BONELLI, 48, Mr. Bonelli is currently self-employed. Mr. Bonelli has been a director of the Company since June 1992. In January 1998, Mr. Bonelli was appointed Chief Operating Officer of Vita Quest, International, Inc. ("Vita Quest"), a custom developer, manufacturer and marketer of vitamins and nutritional supplements, and was appointed President of Vita Quest's Garden State Nutritional Division and President of Windmill Consumer Products Division. Mr. Bonelli held this position through February 1999 and is presently self-employed. Previously, he served as President and Chief Operating Officer of Neuman Distributors, Inc., a wholesale distributor of pharmaceutical products, from August 1995 until December 1997. Mr. Bonelli served as President and Chief Operating Officer for Copley Pharmaceutical, Inc., a worldwide developer and manufacturer of off-patent generic prescription and over the counter pharmaceuticals, from June 1993 until November 1994. From September 1989 until June 1993, Mr. Bonelli was Vice President, Institutional Health Care Strategic Business Unit, for Parke-Davis, a division of the Warner-Lambert Company, a worldwide pharmaceutical and consumer products corporation, and prior to that served as Director of Marketing of Parke-Davis from August 1987 until September 1989. From February 1986 to August 1987, Mr. Bonelli held various positions with Schering-Plough Corporation, a pharmaceutical manufacturer, including Director, Trade Development. Mr. Bonelli holds a law degree from the University of San Francisco and an M.B.A. from Rutgers University.

         ROBERT P. DECRESCE, M.D., 49, Dr. DeCresce has been a director of the Company since June 1992. He has been the Director of Clinical Laboratories for Rush-Presbyterian/St. Luke's Medical Center in Chicago, Illinois since July 1991. From 1987 to 1991, he was the Chief of Pathology of Humana Hospital-Michael Reese in Chicago, Illinois. From 1983 to 1987, he was Vice President for MetPath Incorporated, a division of Corning, Inc. Dr. DeCresce received an M.D. from Columbia University College of Physicians and Surgeons in 1975 and an M.B.A. from Columbia University in 1977.

DIRECTORS WHOSE TERMS EXPIRE IN 2000

         THOMAS R. DONAHUE, 37, Mr. Donahue has been a director of the Company since its organization. He has been a principal of WCA since November 1992 and was a director of WCA from the time of its organization in 1989 until November 1992. Mr. Donahue has served as Executive Vice President of WestSphere Equity Investors, L.P., an affiliate of WCA, since January 1996. From July 1988 to May 1989, he was employed by Ehrlich Bober & Co. Inc., an investment banking firm, as a Senior Associate.

         P. THOMAS HIRSCH, 48, Mr. Hirsch has been a director of the Company since October 1994. Mr. Hirsch has served as President and Chief Executive Officer of Path Lab, Inc., a New England hospital-based clinical laboratory company, since June 1984. From October 1985 until June 1994, Mr. Hirsch was also the President and Chief Executive Officer of Diagnostic Laboratory Services, Inc., a clinical laboratory company based in Hawaii. Mr. Hirsch has over 18 years of managerial experience in the health care industry.

         EUGENE E. JENNINGS, 45, Mr. Jennings has been Chairman of the Board, President and Chief Executive Officer since April 1996. From November 1991 to March 1996, Mr. Jennings served in various managerial capacities for AMSCO International, Inc., a manufacturer of medical and industrial infection control and surgical care equipment and provider of biomedical services, and most recently as Corporate Vice President - International and Bio-Technology and Pharmaceutical Businesses. Mr. Jennings served as Vice President and General Manager of Stryker Corporation, a manufacturer of endoscopic medical devices, during 1990 and 1991 and has more than 16 years of senior executive managerial experience in the health care industry.

DIRECTORS WHOSE TERMS EXPIRE IN 2001

         EDUARDO BOHORQUEZ, PH.D, 52, Dr. Bohorquez has been a director of the Company since its organization. He has been the President and Chief Executive Officer of WestSphere Capital, Inc. ("WCI") and the Chief Executive Officer of WestSphere Capital Associates, L.P. ("WCA") each an investment firm, since their organization in 1989. From August 1986 to May 1989, he was employed by Ehrlich Bober and Co., Inc., an investment banking company, as a Managing Director, and from January 1980 to July 1986 he was employed by The Chase Investment Bank, the investment banking subsidiary of The Chase Manhattan Bank, N.A., as a Managing Director of the Corporate Finance Group. Dr. Bohorquez holds a Ph.D in Finance from the University of Wisconsin.

         JOSEPH J. VADAPALAS, 44, Mr. Vadapalas has been a director of the Company since its organization. He has been an Executive Vice President of WCI and a Managing Director of WCA since their organization in 1989. From August 1986 to May 1989, he was employed by Ehrlich Bober & Co., Inc. as a director. From September 1982 to August 1986, he was employed by The Chase Investment Bank, the investment banking subsidiary of The Chase Manhattan Bank, N.A., as a director.

EXECUTIVE OFFICERS

         The executive officers of the Company as of April 29, 1999 are listed and described below. Executive officers serve at the discretion of the Board of Directors.

NAME                     AGE          POSITION
Eugene E. Jennings        45          Chairman of the Board, President, Chief
                                      Executive Officer and Director


Alan S. Ker               47          Vice President, Finance, Chief Financial
                                      Officer, Treasurer and Assistant Secretary

Hallett Hall              50          Vice President and General Manager, Auto
                                      and Labor Groups

Tim Danaj                 43          Vice President of Sales

Michael Weiss             43          Vice President of Operations


         Mr. Jennings' business experience is described under "Directors Whose Terms Expire in 2000."

         Mr. Ker has been Vice President, Finance, and Chief Financial
Officer of the Company since July 1991 and was appointed Assistant Secretary in March 1995. Mr. Ker was appointed Treasurer of the Company in June 1992. Prior to joining the Company, Mr. Ker had been the Western Regional Controller of Damon Corporation, a nationally-based clinical laboratory, since January 1985.

         Mr. Weiss has been Vice President of Operations of the Company since joining the Company in July 1998. Mr. Weiss has over 20 years in the healthcare field. From 1993 to July 1998, Mr. Weiss served as Vice President and General Manager of Connecticut HealthPlan, a managed care organization. Mr. Weiss received his JD from New York Law School, BA from The College of Insurance, CLU from The American College, and CPCU from the Insurance Institute of America.

         Mr. Hall joined the Company in August 1998 as Vice President and General Manager, Auto and Labor Groups. Prior to that he served as Chief Executive Officer of Associated National Services Corporation, a health care insurance company, since 1990. He has over 29 years experience in the healthcare field. Mr. Hall received his MBA from University of Detroit and BA in Accounting from Walsh College.

         Mr. Danaj has been Vice President of Sales of the Company since September, 1996. From April, 1995 to September 1996, Mr. Danaj was employed at Health Alliance Plan (HAP) of Michigan, an HMO owned by Henry Ford Health System, serving as its Vice President of Marketing and Sales. From June,1994 to April, 1995 Mr. Danaj was with FHP Health Plan, Inc., a managed care organization which was a forerunner to Foundation Health Systems, as its Associate Vice President of Southern California operations. From May, 1990 to April, 1994, he was with Takecare, a managed care organization, as Director of Sales. Mr. Danaj received his BA from Michigan State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it since January 1, 1998, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during 1998, except for late filings of Form 3 by Larry Leonard and Stevan Stark.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND CERTAIN TRANSACTIONS

         Joseph Vadapalas, Eduardo Bohorquez, Robert DeCresce and Thomas Hirsch served on the Compensation Committee of the Board of Directors of the Company during 1998. None of these individuals was an employee of the Company during 1998.

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

EXECUTIVE COMPENSATION

Summary

         The following table provides summary information for the periods indicated concerning compensation paid or accrued by the Company and its subsidiaries to the Company's Chief Executive Officer and its three other executive officers serving as such as of December 31, 1998 who earned more than $100,000 in salary and bonus during 1998 (the "Named Officers").


                                                                Long Term
                                                              Compensation
                                                                 Awards
                                                              -----------
                           Annual Compensation                Securities
                           -------------------                Underlying         All Other
Name and                            Salary      Bonus         Options/SARs      Compensation
Principal Position      Year         ($)         ($)              (#)              $(a)
------------------      ----        ------      -----         -------------     ------------
Eugene Jennings         1998        $259,439      -             75,000              4,200
Chairman of the         1997         256,450      -             75,000             88,643
Board, President        1996         174,452    93,750         300,000             17,930
and Chief Executive
Officer (b)

Alan Ker                1998        $151,389      -            100,000                620
Vice President,         1997         141,911      -             20,000                553
Finance, Treasurer,     1996         133,600      -            120,000(c)             548
Chief Financial
Officer

Perry McClung           1998        $157,585      -               -                50,987
Former Executive        1997         156,197      -            40,000              75,854
Vice President (d)      1996         145,455      -            85,000(c)              842

Imtiaz Sattaur          1998        $110,072      -           100,000                 495
Former Vice             1997        $ 72,911      -            20,000                 425
President (e)

(a) Amounts in 1998 represent premiums paid by the Company for term life insurance policies purchased for such officers. In addition, Mr. McClung received a payment of $50,000 in 1998 in connection with a covenant not to compete contained in his June 1996 employment agreement and continued in his June 1997 employment agreement.

(b) Mr. Jennings joined the Company as Chairman of the Board, President and Chief Executive Officer in April 1996.

(c) Amounts include 85,000 and 80,000 options held by Messrs. McClung and Ker, respectively, granted prior to 1996 and repriced during 1996.

(d) No longer an executive officer of the Company effective February 26, 1999.

(e)      No longer an executive officer of the Company effective March 31, 1998.

         The following table sets forth information concerning stock option grants during 1998 to the Named Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable
                                    Individual Grants                                   Value at Assumed
                                    -----------------                                   Annual Rates of
                  Number of         % of Total                                          Stock Price
                  Securities        Options/SARs                                        Appreciation for
                  Underlying        Granted to                Exercise                  Option Term (a)
                  Options/SARs      Employees in              or Base  Expiration       --------------------
Name              Granted (#)       Fiscal Year ($/sh)        Price    Date             5%               10%
                  -----------       ------------------        ------   ----------       --               ---
Eugene
 Jennings          75,000(b)         10%                      $2.07    3/12/08          $252,886         $402,679

Perry McClung         -              -                         -         -                  -                -

Alan Ker          100,000(c)         13%                      $2.23    3/35/08          $363,244         $578,405

Imtiaz            100,000(c)         13%                      $2.23    3/25/08          $363,244         $578,405
 Sattaur

(a) Represents the value of such option at the end of its 10 year term (without discounting to present value), assuming the market price of the Common Stock appreciates from the exercise price beginning on the grant date at an annually compounded rate of 5% or 10%. These amounts represent assumed rates of appreciation only. Actual gains, if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the amount reflected in this table will be achieved. On April 1, 1999, the closing market price of the Common Stock was $.31 which was below the respective prices of all the options indicated in the table. Hence, if exercised as of April 1, 1999, none of such options would have any value.

(b) These options were granted under the 1992 Stock Option Plan and become exercisable in cumulative annual installments of 25% on each of the first four anniversaries of the grant date, subject to Mr. Jennings' continued employment with the Company.

(c) These options, which were granted March 25, 1998, vest and become exercisable in three equal annual installments beginning one year from the grant date, subject to Mr. Ker's and Mr. Sattaur's continued employment with the Company.

         The following table provides information with respect to unexercised options held as of the end of 1998 by the Named Officers. There were no options exercised by the Named Officers during 1998.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

                          Number of Securities      Value of Unexercised
                          Underlying Unexercised    In-the-Money
                          Options/SARs at           Options/SARs
                          Fiscal Year-End(#)        at Fiscal Year-End ($)(a)
                          ------------------        ----------------------------
Name                Exercisable    Unexercisable    Exercisable    Unexercisable
----                -----------    -------------    -----------    -------------
Eugene Jennings       168,750        281,250          0              0
Perry McClung          74,000          7,000          0              0
Alan Ker               60,713        120,500          0              0
Imtiaz Sattaur         10,000        130,000          0              0

(a) Represents the total gain which would have been realized if all options were exercised at December 31, 1998. The closing market price at December 31, 1998 was $.63.

Employment Agreements

         The Company has employment agreements with each of the Named Officers. These agreements are described below.

         The employment agreement of Mr. Jennings expires on March 12, 2000 and provides for an annual salary (subject to adjustment for inflation) of $250,000. In connection with the commencement of his employment, the Company also agreed to reimburse Mr. Jennings for certain costs and expenses relating to his relocation to the State of Michigan, including temporary housing, travel, moving expenses, real estate commission and real estate closing costs, and for taxes imposed on such reimbursements. Mr. Jennings' employment agreement also provides for a performance bonus plan for the years 1996 through 1998. Under the 1998 performance bonus plan, Mr. Jennings was eligible to earn up to 100% of his base salary for such year as a bonus upon the achievement of certain performance objectives for 1998. The potential bonus earned under the bonus plan for 1998 is a direct function of the percentage of the Company's operating plan achieved during the plan year. The operating plan for 1998 is the Company's operating plan for such year as mutually agreed upon by the Board of Directors and Mr. Jennings. The term of the Employment Agreement will extend automatically for successive terms of one year unless, at least six months prior to the then current expiration date, the Company gives notice of its intent not to extend the term. Upon termination of employment by the Company without cause, Mr. Jennings generally will be entitled to receive his salary and certain benefits for a period of twelve months. Upon termination of employment by the Company for cause or as a result of Mr. Jennings' death, incapacity or violation of the terms of the agreement, the Company's obligation to pay Mr. Jennings' salary will cease.

         The employment agreement of Mr. McClung expires no later than December 31, 2000 and provides that during the first year of the employment period, which began June 28, 1997 and ended December 31, 1997, Mr. McClung would receive a pro rata portion of an annual salary equal to $159,000; during 1998, Mr. McClung will receive an annual salary of $159,000; during 1999, Mr. McClung will receive an annual salary of $134,000; and during 2000, Mr. McClung will receive a mutually agreed upon annual salary. If the Company and Mr. McClung are unable to agree on Mr. McClung's salary during 2000, Mr. McClung's employment with the Company shall terminate, effective January 1, 2000, and Mr. McClung shall instead serve as a consultant to the Company during 2000 and shall receive a monthly consulting fee based upon managed care revenue which will not exceed $6,222. During the employment period (but not the consulting period), Mr. McClung is eligible to participate in the same benefit plans as other executive officers. Mr. McClung is eligible to receive a one-time bonus during the employment period if managed care revenue from certain accounts exceeds stated thresholds. In addition, as consideration for his covenant not to compete with the Company for five years after termination of employment, Mr. McClung will receive $125,000 (part of which was paid in 1997 and the remainder of which was paid in 1998). Upon termination of employment without cause during the employment period, Mr. McClung, is entitled to receive his salary (reduced by earnings from subsequent employment or otherwise) for nine months after termination of employment or until the end of the employment period, whichever is less. Except for the bonus and non-compete payment, the Company has no obligation to make further payments if employment is terminated for cause or due to death, disability or resignation.

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

          Upon termination of employment by the Company without cause, Mr. Sattaur would have been entitled to receive his salary for a period of six months.

          In addition, the stock option agreements with Messrs. Jennings, McClung, Ker and Sattaur provide that such options become immediately exercisable in full upon a change of control of the Company and, in certain cases, upon termination without cause.

Director Compensation

         During 1998, the non-employee directors were not paid any cash compensation for their services as members of the Company's Board of Directors and were only reimbursed for travel and related expenses.

         The Directors Stock Option Plan (the "Directors Plan") provides for the making of stock option grants to directors who are not employees of the Company or its subsidiaries and who are not 5% Owners or employees, officers or affiliates of a 5% Owner. Eligible directors who are first elected to the Board after March 1995 will receive an initial grant of an option to purchase 15,000 shares in addition to annual grants during the term of the Directors Plan at an exercise price equal to the fair market value per share of the Common Stock on the grant date (as calculated under the Directors Plan). In addition, on the date of each annual meeting during the term of the Directors Plan, each eligible director will receive an option to purchase 10,000 shares at a price equal to the fair market value per share of the Common Stock on the grant date (as calculated under the Directors Plan). Messrs. Bonelli and Hirsch and Dr. DeCresce each received an option to purchase 10,000 shares at $2.23 per share during 1998 under the Directors Plan. All options granted under the Directors Plan become exercisable in equal annual installments on each of the first four anniversaries of the grant date or immediately upon a "change of control" or "involuntary removal" from the Board of Directors (as such terms are defined in Directors Plan).

         On March 25, 1998 Messrs. Bonelli, Hirsch and Dr. DeCresce each received an option grant of 30,000 shares at $2.23 per share under the 1992 Stock Option Plan. These options become exercisable in equal annual installments on each of the first three anniversaries of the grant date or immediately upon a "change of control" or "involuntary removal" from the Board of Directors.

ITEM 12. SECURITIES OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The following table set forth information as of March 31, 1999, unless otherwise indicated, with respect to the beneficial ownership of Common Stock by each director and nominee, each executive officer named in the Summary Compensation Table under "Item 11 - Executive Compensation," all current directors and executive officers as a group and all other persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (each, a "5% Owner").
                                                   Number           Percent
Name(a)                                            of Shares(b)     of Class(c)
                                                   ------------     -----------
Eduardo Bohorquez                                  2,480,515 (d)     26.8
Anthony A. Bonelli                                    92,747 (e)     1.0
Robert P. DeCresce, MD                               100,747 (f)     1.1
Thomas R. Donahue                                        0           0
P. Thomas Hirsch                                      80,000 (h)     0.9
Joseph J. Vadapalas                                2,563,632 (d)     27.7
Eugene E. Jennings                                   286,250 (i)     3.1
Alan S. Ker                                          108,291 (j)     1.2
Perry C. McClung                                     177,863 (k)     1.9
Imtiaz Sattaur                                        35,000 (p)     0.4
Hathaway Associates, Ltd.                            400,000 (h)     4.4
Portfolio Investment Company Ltd.                  2,178,223 (n)     0
WestSphere Capital Inc.                            2,480,515 (n)     27.1
WestSphere Capital Associates                      2,480,515 (n)     27.1
Anixter International Corporation                    774,899 (l)     8.5
The Kaufmann Fund, Inc.                            2,342,857 (m)     25.6
Laboratory Corporation of America Holdings         1,416,667 (g)
All directors and executive officers as a group
(11 persons)                                       3,148,550 (o)     31.8
------------
*Less than one percent

(a)      The address of each of WestSphere Capital Associates, L.P. ("WCA"), 55
         E. 59th Street, 13th Floor, New York, New York 10017, WestSphere Capital, Inc. ("WCI") and Messrs. Bohorquez, Vadapalas and Donahue is c/o WCA, 55 E. 59th Street, 13th Floor, New York, New York 10017. The address of Portfolio Investment Company Limited ("PICL") is P.O. Box 309, 63 SMB, Grand Cayman, Cayman Islands, B.W.I. The address of and Signal Capital Corporation is 55 Ferncroft Road, Danvers, Massachusetts 01923. The address of Anixter International is Two North Riverside Plaza, Chicago, Illinois 60606. The address of The Kaufmann Fund, Inc. is 140 E. 45th Street, 43rd Floor, New York, New York 10017. The address for Laboratory Corporation of American Holdings is 358 South Main Street, Burlington, North Carolina 27215. The address for Hathaway Associates, Ltd. is 119 Rowayton, Rowayton, Connecticut 06853.

(b) The column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule l3d-3 of the Securities and Exchange Commission ("SEC"), including shares issuable under options or warrants exercisable currently or within 60 days of March 31, 1999 or upon conversion of the Company's 8.25% Convertible Subordinated Debentures Due 2006 ("Debentures"). Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the following footnotes.

(c) For purposes of calculating the percentage of Common Stock beneficially owned, the shares issuable to such person under stock options or warrants exercisable currently or within 60 days of March 31, 1999 or upon conversion of Debentures owned by such person are considered outstanding and added to the shares of Common Stock actually outstanding.

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

(e)      Includes 85,000 shares which may be acquired pursuant to stock options.

(f) Includes 90,00 shares which may be acquired pursuant to stock options and 3,000 shares owned by Dr. DeCresce's minor sons as to which shares Dr. DeCresce disclaims beneficial ownership.

(g)      Information is based on the Company's records.

(h) Information is based upon Schedule 13G filed by Hathaway Associates Ltd. dated February 4, 1999.

(i) Includes 281,250 shares which may be acquired pursuant to stock options.

(j) Includes 85,713 shares which may be acquired pursuant to stock options and 7,365 shares as to which Mr. Ker shares beneficial ownership with his spouse.

(k)      Includes 74,000 shares which may be acquired pursuant to stock options.

(l)      Information regarding Anixter International Corporation is based on the
         Schedule 13D filed by Anixter Corporation on or about January 31, 1995. Amount includes 190,000 shares owned directly and 584,899 shares owned by its subsidiary, Signal Capital Corporation.

(m) Information regarding The Kaufmann Fund is based on the Schedule 13G filed by the Fund as of July 9, 1998. Includes 1,142,857 shares which may be acquired upon conversion of Debentures.

(n) All of such shares are also pledged to secure certain obligations of PICL.

(o) Includes a total of 621,963 shares which may be acquired pursuant to options and warrants. See also footnotes (d), (e), (f), (h), (I), (j) above. None of the directors or executive officers beneficially own any Debentures.

(p)      Includes 35,000 shares which may be acquired pursuant to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11 Executive Compensation -- Compensation Committee Interlocks and Certain Transactions".

         On June 8, 1998, the Company sold 500,000 shares of Common Stock to the Kaufmann Fund, Inc. ("Kaufmann") at a price per share of $2.50 for a total purchase price of $1,250,000, payable in cash. In addition, in the event of certain issuance's by the Company of Common Stock, or the rights to acquire Common Stock, at less than $2.50 per share (the "Below Purchase Price") prior to December 31, 1998, the Company agreed to issue Kaufmann additional shares of Common Stock so that the average price paid by Kaufmann for the Common Stock equals the Below Purchase Price. The Company also gave Kaufmann the option to sell to the Company up to $2,500,000 in 8.25% Convertible Subordinated Debentures due February 1, 2006 (the "Debentures") in exchange for shares of Common Stock, valued at $2.50 per share, as adjusted from time to time for stock splits, dividends, reverse stock splits and certain issuance's of Common Stock, or rights to acquire Common Stock, at less than $2.50 per share. The option expired December 31, 1998.

         On August 4, pursuant to that certain Asset Purchase Agreement ("the Asset Purchase Agreement"), dated as of July 16, 1998, between Laboratory Corporation of America Holdings, a Delaware corporation (the "Purchaser") and the Company, the Company sold its clinical laboratory customer list and certain tangible assets, including equipment and furniture related to its clinical laboratory business, to the Purchaser for $9,000,000 in cash (the "Asset Sale"). In connection with the Asset Sale, the Company agreed not to engage in the business of providing commercial laboratory services for a period of 5 years, except in certain limited circumstances related to the Company's managed care business.

         On August 4, pursuant to that certain Stock Purchase Agreement ("the Stock Purchase Agreement"), dated as of July 16, 1998, between the Purchaser and the Company, the Company sold 1,416,667 shares of its Common Stock (the "Purchased Shares") to the Purchaser for $4,250,000 cash (the "Stock Sale"). The Company also granted the Purchaser the right at any time after July 1, 1999 to request the registration of the Purchased Shares under the Securities Act of 1933, as amended (the "Act"), for resale and, under certain circumstances, to have the Purchased Shares included in certain registration statements filed by the the Company on its own behalf or on behalf of its shareholders ("Piggyback Registration Rights").

         Pursuant to the terms of the Stock Purchase Agreement, the Board of Directors of the Company increased the number of board seats of the Company from 8 members to 9 members. Pursuant to a certain Voting Agreement, dated as of August 3, 1998, among the Company, the Purchaser, Anixter International, Inc., Signal Capital Corporation, Portfolio Investment Company Limited, CLF, Ltd. and CLF, LP (the "Voting Agreement"), certain shareholders of the Company agreed to vote their shares of the Company's Common Stock to elect to the Board of Directors of the Company a nominee designated by the Purchaser.

         Until the payment of the Co-Marketing Termination Fee (as defined below) and the exercise of and payment of amounts due under the Special Call Right (as defined below), or the expiration of the Co-Marketing Termination Fee, the Company agreed to certain covenants, including (i) providing tot he Purchaser certain information and financial reports, (ii) restricting dividends on, and redemptions and repurchases of, its capital stock, (iii) limiting the Company's debt, (iv) not granting Piggyback Registration Rights superior to those granted to the Purchaser, and (v) not issuing additional shares of capital stock of the Company's subsidiaries.

         The Stock Purchase Agreement also provides that the Company has certain call rights, including, but not limited to, the right at any time from October 1, 2000 to November 30, 2000 to purchase all, and not less than all, the Purchased Shares then held by the Purchaser at a purchase price of $5.00 per share (the "Call Right").

         The Company also granted preemptive rights to the Purchaser as to certain shares of capital stock issued by the Company after the date of the Stock Purchase Agreement but prior to August 31, 2000.

         As required under the Stock Purchase Agreement, the Company and the Purchaser entered into a Co-Marketing Agreement, dated as of August 3, 1998 (the "Co-Marketing Agreement"), for the purpose of coordinating and complementing their marketing and sales efforts to new and existing managed care customers and to utilize each company's expertise and resources in such efforts. No payments have been made by the Company to the Purchaser under the Co-Marketing Agreement to date. The Co-Marketing Agreement further provides that in the event of the termination of the Co-Marketing Agreement, as well as, in certain cases, the occurrence of other events, the Company will pay to the Purchaser the Co-Marketing Termination Fee. The Co-Marketing Termination Fee is calculated as set forth in the Co-Marketing Agreement, but cannot exceed $4,250,000. The Company's obligation to the Purchaser for the Co-Marketing Termination Fee is secured by a security interest in all of the Company's assets and the assets of its wholly-owned subsidiary Universal Standard HealthCare of Delaware, Inc. ("Universal Delaware"), other than the capital stock of certain regulated companies owned by Universal Delaware. In April 1999, the Company agreed to extend this security interest to cover all amounts due by the Company to the Purchaser. The Purchaser has agreed to subordinate the Company's obligation to the Purchaser for the Co-Marketing Termination Fee and the Purchaser's security interest in certain assets of the Company to certain debt of the Company and the assets securing such debt.

         In the event the Co-Marketing Termination Fee is paid, the Company shall have the right to purchase the Purchased Shares owned by the Purchaser as provided in the Stock Purchase Agreement (the "Special Call Right").

         The Company entered into a Laboratory Services Agreement with the Purchaser effective as of August 3, 1998. Under the terms of the five-year services agreement, the Purchaser shall be the preferred provider of clinical laboratory services for Company's managed care customers. Generally, in those circumstances where the Purchaser does not wish to provide services or does not have sufficient facilities or where customers or existing contracts require other providers, the Company may contract with other laboratory providers. The Company pays the Purchaser on a fee-for-service basis. The Purchaser provides clinical laboratory services for the Company under the Laboratory Services Agreement and, prior to August 3, 1998, under various other arrangements with the Company. The Purchaser billed the Company approximately $4.8 million for such services during 1998.

         The Company and the Purchaser have also entered into a certain Shareholders' Agreement, dated as of August 3, 1998, which restricts the Purchaser's right to resell the Purchased Shares, requires the Purchaser to vote the shares of Common Stock of the Company held by it in favor of the nominees for election to the Board of Directors of the Company designated by the Board of Directors of the Company and requires the Purchaser to vote in favor of certain business combinations approved by the Board of Directors of the Company.

         The Company leased to the Purchaser portions of its clinical laboratory located in Southfield, Michigan and certain related equipment for a period of six months ending in February 1999, and sold certain inventory related to its clinical laboratory business to the Purchaser, for aggregate payments of $1.85 million, where were paid in advance on August 4, 1998 (the "Lease Agreement").

         The Company and the Purchaser entered into a certain Transition Services Agreement dated August 3, 1998 pursuant to which the Company provided certain of its personnel involved in its clinical laboratory operations to the Purchaser for a period of up to six months, ending February 1999, with the Purchaser reimbursing the Registrant for the costs associated with such personnel. Total reimbursements by the Company to the Purchaser under this arrangement were $4.0 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNIVERSAL STANDARD HEALTHCARE, INC.

                                     By: /s/ ALAN S. KER
                                     -------------------------------------------

                                     Alan S. Ker
                                     Vice President Finance, Treasurer and Chief
                                     Financial Officer

Dated: April 30, 1999