Form 10-Q
period 1999-03-31
UNIVERSAL STANDARD MEDICAL LABORATORIES INC
filed 1999-05-17
CIK 889187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999           Commission File Number 34-0-20400



                       UNIVERSAL STANDARD HEALTHCARE, INC.



Michigan                                                     38-2986640
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


Attn: Alan S. Ker, Chief Financial Officer
29200 Northwestern Highway, Suite 300, Southfield, Michigan            48034
(Address of principal offices)                                       (Zip Code)


Registrant's telephone number, including area code:             (248) 358-0810


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X     No
                                                                    ---

Number of shares of common stock, no par value, outstanding as of May 4, 1999:
9,164,842

                       UNIVERSAL STANDARD HEALTHCARE, INC.

                                      INDEX


                                                                       Page No.

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                  3
                  at March 31, 1999 and December 31, 1998

                  Condensed Consolidated Statements of                   4
                  Income for the three months ended
                  March 31, 1999 and 1998

                  Condensed Consolidated Statements of                   5
                  Cash Flows for the three months ended
                  March 31, 1999 and 1998

                  Notes to Condensed Consolidated Financial              6
                  Statements

Item 2.           Management's Discussion and Analysis of                8
                  Financial Condition and Results of
                  Operations


Part II.          OTHER INFORMATION                                     14

Item 2.           Changes in Securities and Use of Proceeds             14

Item 3.           Defaults Upon Senior Securities                       15

Item 5.           Other Information                                     15

Item 6.           Exhibits and Reports on Form 8-K                      15

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     March 31,                December 31,
                                                                       1999                       1998
                                                                     ---------                -----------

       ASSETS
Current assets:
  Cash and cash equivalents                                          $     674                $       556
  Accounts receivable                                                      807                        824
  Prepaid expenses and other                                               599                        348
  Assets of discontinued operations                                        (26)                       425
                                                                     ---------                -----------
     Total current assets                                                2,054                      2,153

Property and equipment, net                                              2,639                      2,660
Intangible assets, net                                                   3,127                      3,561
Other assets                                                               960                      1,151
                                                                     ---------                -----------
     Total assets                                                    $   8,780                $     9,525
                                                                     =========                ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $     675                     $1,139
  Accounts payable                                                       1,221                        631
  Accrued liabilities                                                    5,812                      5,765
  Laboratory-related and other liabilities                              19,509                     20,562
                                                                     ---------                ===========
    Total current liabilities                                           27,217                     28,097

Long-term debt, net of current portion                                     668                        678
                                                                     ---------                -----------
     Total liabilities                                                  27,885                     28,775
                                                                     ---------                -----------

Redeemable common stock                                                  4,399                      4,399

Common stock, no par; 20,000,000 shares
  authorized; 6,980,323 and 6,828,968 shares issued and                 34,247                     34,247
  outstanding at March 31, 1999 and December 31, 1998,
  respectively
Paid-in-capital                                                            129                        129
Retained earnings (deficit)                                            (57,880)                   (58,025)
                                                                     ---------                -----------

     Total stockholder's equity                                        (23,504)                   (23,649)
                                                                     ---------                -----------

      Total liabilities and stockholders' equity                     $   8,780                $     9,525
                                                                     =========                ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    Three months ended
                                                                                          March 31,

                                                                                     1999           1998
                                                                                     ----           ----

Net managed care revenue                                                          $  4,992       $  6,941
                                                                                  -----------------------

Operating expenses:
                Claims and Processing                                                3,495          5,085
                Selling, general, and administrative                                   937          1,343
                Depreciation                                                           153             56
                Amortization                                                            87             56
                                                                                  -----------------------
                  Total operating expenses                                           4,672          6,540
                                                                                  -----------------------
Operating Income (loss)                                                                320            401
Interest expense                                                                        54            243
Other income, net                                                                     (262)           (14)
                                                                                  -----------------------
Income (loss) before income taxes                                                      528            172
                                                                                  -----------------------
Income tax expense                                                                      --             --
                                                                                  -----------------------
Net Income (loss) from continuing operations                                           528            172
                                                                                  -----------------------

Loss from discontinued operations of laboratory division                                --           (370)
Loss on disposal of laboratory division                                                 --
                                                                                  -----------------------
Net income (loss)                                                                      528           (198)
                                                                                  =======================



Income (loss) per share from continuing operations                                $   0.07       $   0.03
Income (loss) per share from discontinued operations                              $     --       $  (0.05)
Income (loss) per share (basic and diluted)                                       $   0.07       $  (0.03)

Average share outstanding and common stock equivalents                               7,748          6,856

EBITDA from continuing operations                                                 $    560       $    513






                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                      UNIVERSAL STANDARD HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                     Three Months Ended
                                                                                         March  31,


                                                                                       1999        1998
                                                                                     --------    ---------

Net cash provided by (used in) operating activities                                  $    438        ($154)
                                                                                     --------    ---------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (288)        (754)
   Restricted cash investment                                                               0            0
   Other investing activities                                                               0            0
                                                                                     --------    ---------
Net cash used in investing activities                                                    (288)        (754)
                                                                                     --------    ---------

Cash flows from financing activities:
   Payments on long-term debt                                                             (32)         (39)
   Long-term/Short-term borrowings                                                          0          748
   Payments of financing costs                                                              0         (115)
   Other financing activities                                                               0            0
                                                                                     --------    ---------
Net cash provided by (used in) financing activities                                       (32)         594
                                                                                     --------    ---------
Net  increase (decrease) in cash and cash equivalents                                     118         (313)
Cash and cash equivalents, beginning of period                                            556        1,252
                                                                                     --------    ---------
Cash and cash equivalents, end of period                                             $    674    $     939
                                                                                     ========    =========












               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     UNIVERSAL STANDARD HEALTHCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations are not necessarily indicative of the results which may be expected for the full year.

2.  Income Taxes

The effective income tax rate of (0.0%) for the three months ended March 31, 1999 is less than the statutory rate of 34% principally due to the Company's net operating loss carry-forward ("N.O.L.,"). The tax liability for the first quarter March 31, 1999 is being offset against the Company's net operating loss carry-forward for accounting purposes and the remaining N.O.L. may be used to offset future profits of the Company.

3.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding. The per share amounts reflected in the consolidated statements of operations are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share"; the amounts of the Company's "basic" and "diluted" earnings per share (as defined in SFAS No. 128) are the same.

4. Discontinued Operations

In August 1998, the Company sold certain assets related to its clinical laboratory operations, including customer lists, inventories, and other tangible assets to Laboratory Corporation of America for $9 million. Accordingly, this division is being reported as a discontinued operation in the accompanying financial statements.

5. Liability Restructuring Plan

There are still liabilities relating to the discontinued laboratory operations, which have been recorded on the financial statements but not yet resolved, recorded at, approximately $20 million. The Company is currently working with its bank, the creditors committee and other creditors to resolve this liability through an out of court settlement.

6. Contingencies

The Company is also a defendant and plaintiff in various lawsuits. While it is not feasible to predict or determine the outcome of any of these cases, it is the Company's opinion that the outcome of this litigation will have no material adverse effect on the accompanying financial statements. The Company has recorded total litigation-related reserves of approximately $1.7 million at December 31, 1998 (see Note 7) for several lawsuits relating to the discontinued laboratory operations; management believes these reserves are adequate to cover future adverse judgements against the Company with respect to these existing lawsuits.

7.  Long-Term Debt

The Company's revolving line of credit (the "NBD Loan") with NBD Bank (the "Bank") is in default. The Bank has agreed in principle to forbear from taking action to collect the principal balance of the NBD Loan until June 1, 1999. A definitive agreement is currently being negotiated. The Company is required to apply proceeds from the sale of the collateral pledged to the Bank, including collection of the Company's clinical laboratory accounts receivable and sale of the Company's clinical laboratory assets, to the repayment of the NBD Loan and the remainder of the Bank's credit facility, except for certain payments due to Laboratory Corporation of America ("LabCorp"). The outstanding principal balance of the NBD Loan is $374,000 at May 12, 1999.

The Bank has the right to sell the stock of the Company's subsidiaries pledged to it upon ten days notice to the Company and subject to restrictions under applicable Michigan and Ohio Insurance Bureau restrictions. The Company is also required to apply 20% of any proceeds from the issuance of its equity to, or to secure, the obligations to the Bank.

On March 8, 1999, the Company sold 587,345 shares of Common Stock (the "Landlord Common Stock") to 26500 Northwestern Associates Limited Partnership (the "Landlord") in exchange for $258,432 of the Company's obligation to the Landlord upon termination of the lease on its former headquarters building. Universal Standard HealthCare of Delaware, Inc. ("Delaware"), a wholly owned subsidiary of the Company, repurchased the Landlord Common Stock for $258,432, payable interest only at the rate of 10% per annum on the first date of each month from April 1, 1999 through September 1, 1999 and thereafter in 30 equal monthly payments of principal and interest on the first day of each month from October 1, 1999 through March 1, 2002. Delaware's obligation to the Landlord is secured by a pledge by Delaware of the Landlord Common Stock.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by items in the statements of income.


                                                                        Three Months Ended
                                                                            March 31,
                                                                        1999          1998
                                                                        ----          ----
Net managed care revenue                                                100%          100%
Operating Expenses:
Claims and processing                                                    70%           73%
Selling, general and administrative                                      19%           19%
Depreciation                                                              3%            1%
Amortization                                                              2%            1%
Operating income (loss)                                                   6%            6%

Interest expense                                                          1%            4%
Other income, net                                                        (5%)           0%
                                                                        ----          ----
Income (loss) from continuing operations before income tax               10%            2%
  expense
Income tax expense                                                        0%            0%
Net income (loss) from continuing operations                             10%            2%
Loss from operations of laboratory division, net of                       0%            5%
                                                                        ----          ----
    Applicable income tax benefit
Net income (loss)                                                        10%           (3%)
EBITDA                                                                   11%            7%
Net cash provided by (used in) operating
 activities**                                                             9%           (2%)


* EBITDA represents earnings from the Company's continuing managed care operations before interest, taxes, depreciation, amortization and other (income) expense and does not include losses associated with the Company's discontinued laboratory operations. The Company and managed care industry analysts use EBITDA as a method of measuring and comparing the financial performance of managed care companies, many of which were formed by combining with and acquiring other companies, because it eliminates the effects of goodwill amortization and acquisition expenses on net income. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

* Net cash provided by (used in) operating activities is determined in accordance with generally accepted accounting principles and is included in the Company's Condensed Consolidated Statements of Cash Flows.

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

Total net revenue from continuing operations decreased to $5.0 million for the first quarter of 1999 from $6.9 million for the first quarter of 1998, a decrease of $1.9 million, or 27.5%. The decrease in managed care revenue for the first quarter of 1999 was primarily due to the termination of the General Motors Corporation administrative services contract on October 31,1998 which was not profitable to the Company. Managed Care revenues, other than from the General Motors Corporation contract increased in the first quarter of 1999 as compared to the same period last year due to new Whirlpool Corporation contract.

Since March 31, 1999, a number of the Company's managed care customers have threatened to or have given the Company cancellation notices on their managed care contracts. The Company is currently working with such customers to resolve their concerns and to have agreements reinstated before their cancellation notice dates. There is no assurance that the Company will be successful in such efforts. If the Company is not successful in these efforts, it may be unable to continue its operations.

Claims and Processing Expenses. Claims and processing expense was $3.5 million for the first quarter 1999 compared to $5.1 million for the first quarter 1998. This decrease of $1.6 million is due to the termination of the unprofitable General Motors Corporation administrative services contract. As percentage of net revenue, claims and processing expenses decreased from 73% for first quarter 1998 to 70% for the first quarter 1999. The decrease relates to the improved network contracting and claims processing automation implemented during 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $1.3 million for the first quarter of 1998 to $.9 million for the first quarter of 1999, a decrease of $.4 million, or 30.8%. The decrease is primarily due to the streamlining of administrative functions. As a percentage of net revenue, selling, general and administrative expenses was 19% for both the first quarter of 1998 and for the first quarter of 1999.

EBITDA. EBITDA was $.6 million or 11.2% of net revenue for the first quarter of 1999, compared to $.5 million, or 7.4% of net revenue for the first quarter of 1998. The Company attributes this increase principally due to the previously mentioned termination of the unprofitable General Motors Corporation administrative service contract and improved network contracting.

Other Income, net. Other income net, was $260,000 in the first quarter of 1999 as compared to $14,000 in the first quarter of 1998. This increase is primarily due to proceeds from the sale of discontinued operations assets.

Interest Expense. Interest expenses were $54,000 in the first quarter of 1999 as compared to $243,000 in the first quarter of 1998. This decrease is primarily due to lower interest bearing debt levels in 1999.

Income Taxes. The effective income tax rate of (0.0%) for the three months ended March 31, 1999 is less than the statutory rate of 34% principally due to the Company's use of its net operating loss carry-forward. The remaining net operating loss carry forward for accounting purposes of approximately $43 million may be used to offset future profits of the Company.

Liquidity and Capital Resources

The Company's working capital ratio was .8 to 1.0 at March 31, 1999 and .8 to
1.0 on December 31, 1998. Working capital was ($25.2) million at March 31, 1999 and ($25.9) million at December 31, 1998. The change in working capital is principally due to lower liabilities associated with the discontinued laboratory operations. Included in cash and cash equivalents at March 31, 1998 is $587,000 in cash deposits of one of the Company's wholly owned managed care subsidiaries, which is generally permitted to make distributions to the Company only out of the subsidiary's earned surplus and to the extent certain other regulatory requirements are satisfied.

Net cash flow from operating activities was $438,000 for the first quarter of 1999 compared to ($154,000) for the year-earlier quarter, principally due to improved operating performances of the Company after termination of its unprofitable accounts.

As of May 12, 1999, the Company's credit facility consists of $374,000 outstanding on the revolving line of credit, $3.6 million of Letter of Credits expiring April 30, 2000 and a capital lease for $670,000. The Company's credit facility had no available borrowings. The interest rate on the revolving line is at 1% above the bank's prime rate. The credit facility is collateralized by substantially all of the assets of the Company and its subsidiaries (including the stock of the Company's Managed Care subsidiaries), except for the assets of the Company's Managed Care subsidiaries.

The Company's credit facility is in default. The Bank has agreed in principle to forbear from taking action to collect the principal balance of the revolving line of credit until June 1, 1999. A definitive agreement is currently being negotiated. The Company is required to apply proceeds from the sale of the collateral pledged to the Bank, including collection of the Company's clinical laboratory accounts receivable and sale of the Company's clinical laboratory assets, to the repayment of the revolving line of credit and the other facilities outstanding under the credit facility, except for payments due to LabCorp as described below. In addition, the Bank also has the right to sell the stock of the Company's subsidiaries pledged to it upon ten days notice to the Company and subject to restrictions under applicable Michigan and Ohio Insurance Bureau restrictions. The Company is also required to apply 20% of any proceeds from the issuance of its equity to, or to secure, the obligations to the Bank.

The Company is currently seeking a new credit facility to replace the Company's existing credit facility. There can be no assurance that the Company will be able to obtain a replacement credit facility.

The Company has entered into an agreement with Laboratory Corporation of America Holdings ("LabCorp") requiring it to pay LabCorp at least $550,000 per month and requiring the Company to secure its outstanding receivable by a security interest in substantially all of the assets of the Company and its subsidiaries, subordinated only to the credit facility.

The Company has defaulted on the February 1, 1999 payment of interest on its Debentures and has defaulted in its payment obligations to certain creditors of the Company's former clinical laboratory division, Universal Diagnostics.

The Company is negotiating a Work Out Strategy with creditors of its former laboratory operation and the holders of its outstanding Debentures. The proposed Work Out Strategy provides for these creditors to receive payments of only a portion of the amount due to them and could include the issuance of Common Stock to certain of these creditors. There can be no assurance that the Company will be able to negotiate an acceptable Work Out Strategy with its creditors and holders of Debentures or that a sufficient number of such creditors and holders of Dentures or that a sufficient number of such creditors and holders of Debentures will accept the Work Out Strategy to permit it to be successfully implemented. A number of these creditors have initiated legal action or have threatened to do so if the amounts due to them are not paid in full.

The Company expects to incur capital expenditures of approximately $200,000 during the remainder of 1999 for new systems automation projects.

The Company expects to fund its working capital needs, capital expenditures required for the operation of its business and debt service requirements from its operating cash flow, including cash flow from its subsidiary conducting managed care operations in Michigan, capitalized leases, the sale of certain assets and/or the proceeds from additional equity or debt financings.

The Company expects its managed care subsidiaries, including the Michigan Managed Care Subsidiary, to generate sufficient operating cash to fund their current operations and planned expansion and make limited distributions to the Company. The foregoing statement may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The ability of the Company to generate operating cash is subject to a number of uncertainties described below. From time to time the Company's required managed care subsidiaries may not be able to make cash distributions to the Company at levels required to fund the Company's operating cash flow needs without violating applicable regulatory requirements. The Company's Michigan Managed Care Subsidiary proposes to enter into an agreement with the Michigan Insurance Bureau agreeing not to engage in certain transactions which result in the transfer of cash to affiliates without 30 days prior notice to the MIB and provided that the MIB does not disapprove such transactions within such 30 day period. As a result, future cash transfers from the Michigan Managed Care Subsidiary to the Company are likely to be limited to payments for services rendered and dividends payable from the Michigan Managed Care negotiations with LabCorp, the Company's principal clinical laboratory provider, regarding a payment plan for the payment by the Company of LabCorp's ongoing and past claims for laboratory services. The Company's ability to generate sufficient cash to fund its cash flow needs is dependent upon the successful completion of those negotiations.

The Company expects to fund its ongoing working capital needs and the Work Out Strategy from its operating cash flow, including distributions from its managed care subsidiaries as described above, the collection of its amounts receivable and proceeds from the sale of its clinical laboratory equipment and capitalized leases. The Company is also considering the issuance of debt or the sale of additional equity as a means of generating additional cash to support the Company's operations, satisfy its debt service requirements and fund expansion of its managed care operations. The foregoing statements may be "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The Company's ability to sell certain assets and to raise additional debt or equity financing is subject to a number of uncertainties, including the limited demand for clinical laboratory equipment, and the price
                                       11
interested parties may be willing to offer for such equipment, the Company's current financial position and recent operating results, the financial condition of other parties in the industry and the current economic condition of the health care industry in general.

Factors that could adversely affect the Company's operating cash include uncertainties inherent in the Company's efforts to successfully complete the Work Out Strategy; increase competition in the managed care business, particularly from larger, better capitalized companies; dependence of the Company on third parties to provide services under its managed care programs; uncertainties due to the fact that the Company's programs are generally terminable by the customer on short notice and many of the Company's service arrangements are terminable on short notice; periodic disputes between the Company and its primary clinical laboratory provider, LabCorp, and related threats by LabCorp to terminate the existing Laboratory Services Agreement for alleged breaches by the Company; the impact of the highly regulated nature of the managed care business on the Company's continuing operations; the cost and the ability of the Company to continue to satisfy increasing regulatory requirements relating to the managed care business; the long sales cycle involved in the managed care business; the dependence of the Company on a limited number of large customers for its revenue and growth, most of whom are involved in the automotive industry; the ability of the Company to develop new managed care products; the level of interest that existing and potential new customers have in managed care products offered by the Company; the ability of the Company to identify and satisfy market needs; potential increases in operating costs resulting from the failure of the Company's principal suppliers to become year 2000 compliant; and economic conditions in the health care an automotive industries in general.

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

YEAR 2000 READINESS DISCLOSURE

These materials contain certain information regarding Year 2000 readiness which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

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

The Company currently has three major IT systems: its managed care computer software, its accounting software and its internal personal computer system and related software. The managed care software, which has purchased and installed in late 1997, is used for client billings and operates from the Company's personal computer network. The Company has forward-date tested the system and believes that the managed care software is year 2000 compliant. The Company's accounting software, which was recently purchased and installed before the end of December 1998, will operate from the Company's personal computer network. The vendor of the software has represented to the Company that the software is year 2000 compliant. The software will be tested to verify compliance and, in the event of a breach of the representation, the Company would expect to avail itself of its legal remedies. The Company's personal computer system otherwise operates using "shrink wrapped" software (such as Microsoft Windows NT, Microsoft Word and Excel). To the extent any of the programs used by the personal computer system are not year 2000 compliant, the Company believes that year 2000 compliant upgrades are or will be readily available for purchase. The Company intends to test the hardware components of its personal computer system for the year 2000 compliance during 1999 and expects any disruption due to the Year 2000 Issue with respect to the hardware or software used by its personal computer system to be minimal.

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

As a result, the Company will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, these third parties. The Company intends to have contingency plans developed by June 30, 1999 for third parties determined to be at high risk of noncompliance or business disruption or whose noncompliance or disruption could materially affect the Company. The contingency plans will be developed on a case-by-case basis, and may include alternative vendors that can assure year 2000 compliance. Judgements regarding contingency plans are subject to many uncertainties and there can be assurance that the Company will correctly anticipate the level, impact or duration of noncompliance or that its contingency plans will be sufficient to mitigate the impact of any noncompliance. Some material adverse effect to the Company may result despite such contingency plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, and "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in 1999 and 2000, respectively, and are not expected to have a material impact on the consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          Not applicable.

                           PART II. OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds

On March 8, 1999, the Company sold 587,345 shares of Common Stock (the "Landlord Common Stock") to 26500 Northwestern Associates Limited Partnership (the "Landlord") in exchange for $258,432 of the Company's obligation to the Landlord upon termination of the lease on its former headquarters building. The Company did not register the shares of Common Stock issued to the Landlord under the Securities Act of 1933, as amended, (the "Act") based upon exemptions from registration set forth in Section 4(2) of the Act.
                                       14

Universal Standard HealthCare of Delaware, Inc. ("Delaware"), a wholly owned subsidiary of the Company, repurchased the Landlord Common Stock for $258,432, payable interest only at the rate of 10% per annum on the first day of each month from April 1, 1999 through September 1, 1999 and thereafter in 30 equal monthly payments of principal and interest on the first day of each month from October 1, 1999 through March 1, 2002. Delaware's obligation to the Landlord is secured by a pledge by Delaware of the Landlord Common Stock.

Item 3. Defaults Upon Senior Securities

The Company has defaulted on the February 1, 1999 payment of interest due on its 8.25% Convertible Subordinated Debentures due February 1, 2006, totaling $478,000. See "Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

The Company's revolving line of credit and related credit facility with NBD Bank (the "Bank") is in default. The Bank has agreed in principle to forbear from taking action to collect the principal balance of the NBD Loan or other obligations under the credit facility until June 1, 1999. The Company is required to apply proceeds from the sale of the collateral pledged to the Bank, including collection of the Company's clinical laboratory accounts receivable and sale of the Company's clinical laboratory assets, to the repayment of the revolving line of credit and the remainder of the Bank's credit facility, except for certain payments due to LabCorp. The outstanding principal balance of the revolving line of credit is $374,000 at May 12,1999 and there is outstanding under the credit facility a capital lease for $670,000 and letters of credit totaling $3.6 million.

Item 5. Other Information

LabCorp has rescinded its notice of termination of its Laboratory Services Agreement with the Company and has reached agreement to continue providing laboratory services to the Company and its customers.

Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        10.1 Stock Sale, Escrow and Voting Agreement dated March 8, 1999 among 26500 Northwestern Associates Limited Partnership ("26500"), the Company and Universal Standard HealthCare of Delaware, Inc.

        10.2 Lease Termination Agreement dated March 8, 1999 among 26500 and the Company.

        10.3 Agreement dated March 8, 1999 among World Wide Financial Services, Inc. and the Company.

        10.4 Lease Agreement dated March 8, 1999 among 29200 Northwestern Development Associates Limited Partnership and Universal Standard HealthCare of Delaware, Inc.

(b)     Reports on Form 8-K.
        On February 16, 1999, the Company filed a Current Report on Form 8-K, dated February 16, 1999, whereby it reported under Item 5 that the Company intended to present an out of court restructuring plan to the creditors of Universal Diagnostics, the Company's former clinical laboratory division, and had determined not to pay the interest payment on its outstanding 8.25% Convertible Debentures, due February 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       UNIVERSAL STANDARD HEALTHCARE, INC.
                                  (Registrant)



Date:  May 14, 1998                        By:      /s/ Eugene E. Jennings
                                                    --------------------------
                                                    Eugene E. Jennings
                                                    President and
                                                    Chief Executive Officer


Date:  May 14, 1998                        By:      /s/ Alan S. Ker
                                                    --------------------------
                                                    Alan S. Ker
                                                    Vice President, Finance,
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

  Ex-10.1                     Stock Sale, Escrow and Voting Agreement

  Ex-10.2                     Lease Termination Agreement

  Ex-10.3 Agreement dated March 8, 1999 among World Wide Financial Services, Inc. and the company

  Ex-10.4 Lease Agreement dated March 8, 1999 among 29200 Northwestern Development Associates Limited Partnership and Universal Standard Healthcare of Delaware, Inc.

  Ex-27                       Financial Data Schedule